Form 10QSB
period 2000-03-31
CHESTATEE BANCSHARES INC
filed 2000-05-15
CIK 1111196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                   FORM 10-QSB
Mark One

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

             For the quarterly period ended      March 31, 2000
                                              -------------------

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________  to __________

                        Commission File Number: 000-30273

                           Chestatee Bancshares, Inc.
    -------------------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)

           Georgia                                             58-2535333
-------------------------------                           ---------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

                   6639 Highway 53 East, Dawsonville, Georgia
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (706) 216-2265
                                 --------------
                           (Issuer's telephone number)

                                       N/A
           ----------------------------------------------------------

     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   _X_      No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes               No
    ---------        ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2000: 950,000; $ 0 par value.

Transitional Small Business Disclosure Format (Check One)  Yes        No   X
                                                               ----       ----

                    CHESTATEE BANCSHARES, INC. AND SUBSIDIARY





--------------------------------------------------------------------------------

                               INDEX
                               -----

                                                                          Page

PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

              Consolidated Balance Sheet - March 31, 2000...................3

              Consolidated Statements of Income and Comprehensive Income
               Three Months Ended March 31, 2000 and 1999...................4

              Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 2000 and 1999 ..................5

              Notes to Consolidated Financial Statements....................6

           Item 2.  Management's Discussion and Analysis of
                         Financial Condition and Results of Operations......7


PART II.   OTHER INFORMATION

           Item 4 - Submission of Matters to a Vote of Security Holders....13

           Item 6 - Exhibits and Reports on Form 8-K.......................13

           Signatures......................................................14

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                    CHESTATEE BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                   (Unaudited)


                                  Assets

Cash and due from banks                                              $ 2,112,506
Interest-bearing deposits in banks                                         8,765
Federal funds sold                                                     4,580,000
Securities available-for-sale                                          1,083,754
Securities held-to-maturity, fair value of $2,361,000                  2,403,639

Loans                                                                 48,099,403
Less allowance for loan losses                                           461,338
                                                                     -----------
          Loans, net                                                  47,638,065
                                                                     -----------

Premises and equipment                                                 2,996,399
Other assets                                                             543,820
                                                                     -----------

          Total assets                                               $61,366,948
                                                                     ===========


                   Liabilities and Stockholders' Equity

Deposits
    Demand                                                           $ 6,435,903
    Interest-bearing demand                                           18,265,588
    Savings                                                              634,424
    Time                                                              26,671,672
                                                                     -----------
          Total deposits                                              52,007,587
Other liabilities                                                        201,756
                                                                     -----------
          Total liabilities                                           52,209,343
                                                                     -----------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, no par value; 10,000,000 shares
      authorized; 950,000 shares issued and outstanding                9,482,364
    Accumulated deficit                                                 -314,409
    Accumulated other comprehensive loss                                 -10,350
                                                                     -----------
          Total stockholders' equity                                   9,157,605
                                                                     -----------

          Total liabilities and stockholders' equity                 $61,366,948
                                                                     ===========

See Notes to Consolidated Financial Statements.

                    CHESTATEE BANCSHARES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                             2000        1999
                                                         ----------   ----------
Interest income
    Loans                                                $1,111,929   $  528,833
    Taxable securites                                        46,482       67,287
    Federal funds sold                                       44,185       62,923
    Interest-bearing deposits in banks                          813            0
                                                         ----------   ----------
              Total interest income                       1,203,409      659,043
                                                         ----------   ----------

Interest expense:
    Deposits                                                504,955      243,905
    Federal funds purchased                                       0        3,252
                                                         ----------   ----------
              Total interest expense                        504,955      247,157
                                                         ----------   ----------

              Net interest income                           698,454      411,886
Provision for loan losses                                    64,075       73,103
                                                         ----------   ----------
              Net interest income after
                provision for loan losses                   634,379      338,783
                                                         ----------   ----------

Other income
   Service charges and fees                                  54,242       31,961
   Other operating income                                    36,370       45,569
                                                         ----------   ----------
              Total other  income                            90,612       77,530
                                                         ----------   ----------

Other expenses
    Salaries and employee benefits                          263,407      203,688
    Occupancy and equipment expenses                         75,027       26,762
    Other operating expenses                                254,913      152,259
                                                         ----------   ----------
                                                            593,347      382,709
                                                         ----------   ----------

              Net income before income taxes                131,644       33,604

Income tax expense                                                0            0
                                                         ----------   ----------

              Net income                                    131,644       33,604
                                                         ----------   ----------

Other comprehensive loss:
    Unrealized losses on securities available-for-sale
      arising during period                                  -1,131       -3,593
                                                         ----------   ----------


Comprehensive income                                     $  130,513   $   30,011
                                                         ==========   ==========

Basic and diluted earnings per common share              $     0.14   $     0.04
                                                         ==========   ==========

Cash dividends per common share                          $        0   $        0
                                                         ==========   ==========

See Notes to Consolidated Financial Statements.

                    CHESTATEE BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                 2000          1999
                                                              -----------   -----------
OPERATING ACTIVITIES
    Net income                                                $   131,644   $    33,604
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                               35,116        15,000
        Provision for loan losses                                  64,075        73,103
        Gain on sale of other real estate owned                    -1,824             0
        Increase in interest receivable                           -67,223       -57,427
        Increase in interest payable                               36,762         6,019
        Other operating activities                                -64,817        12,964
                                                              -----------   -----------

              Net cash provided by operating activities           133,733        83,263
                                                              -----------   -----------

INVESTING ACTIVITIES
    Net increase in interest-bearing deposits in banks             -8,765        -5,897
    Net (increase) decrease in Federal funds sold              -2,160,000     4,010,000
    Purchase of securities available-for-sale                    -498,504    -2,752,693
    Proceeds from maturities  of securites held-to-maturity       502,280     2,000,000
    Purchase of securites held-to-maturity                              0      -908,558
    Net increase in loans                                      -8,456,363    -6,405,773
    Purchase of premises and equipment                            -62,559      -215,409
    Proceeds from sale of other real estate                       206,788             0
                                                              -----------   -----------

              Net cash used in investing activities           -10,477,123    -4,278,330
                                                              -----------   -----------

FINANCING ACTIVITIES
    Net increase in deposits                                   10,191,608     3,983,320
    Net increase Fedreral funds purchased                               0       880,000
                                                              -----------   -----------

              Net cash provided by financing activities        10,191,608     4,863,320
                                                              -----------   -----------

Net increase (decrease) in cash and due from banks               -151,782       668,253

Cash and due from banks at beginning of year                    2,264,288       903,205
                                                              -----------   -----------

Cash and due from banks at end of period                      $ 2,112,506   $ 1,571,458
                                                              ===========   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for:
         Interest                                             $   468,193   $   241,138

         Income taxes                                         $    26,454   $         0

See Notes to Consolidated Financial Statements.

                    CHESTATEE BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

          Chestatee Bancshares, Inc. (the "Company") is a bank holding company which was formed for the purpose of acquiring the outstanding common stock of Chestatee State Bank (the "Bank"). The acquisition of the Bank was consummated on March 31, 2000. The Bank is a commercial bank located in Dawsonville, Georgia.

          The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

          The results of operations for the period ended March 31, 2000 is not necessarily indicative of the results to be expected for the full year.


NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

          There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                    CHESTATEE BANCSHARES, INC. AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of the Company and its bank subsidiary during the period included in the accompanying consolidated financial statements.

          FORWARD LOOKING STATEMENTS

          Certain of the statements made herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") are forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Bank to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," "intend," or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

          These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet.

          Liquidity and Capital Resources

          As of March 31, 2000,  the liquidity  ratio of the Bank, as determined
          under   guidelines   established   by  regulatory   authorities,   was
          satisfactory.

          At March 31, 2000, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                                 Actual
                                                     --------------------------------
                                                         Chestatee       Chestatee
                                                        Bancshares,        State         Regulatory
                                                            Inc.           Bank         Requirement
                                                       --------------- --------------  ---------------
                  Leverage capital ratios                   16.43 %         16.48 %           4.00 %
                  Risk-based capital ratios:
                     Core capital                           18.27           18.32             4.00
                     Total capital                          19.18           19.24             8.00

               As the Company and the Bank continue to grow, the capital ratios will decrease to levels closer to, but still in excess of regulatory minimum requirements.

Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:

                                             March 31,         December 31,
                                               2000                1999                  Increase (Decrease)
                                           --------------     ----------------     --------------------------------
                                                 (Dollars in Thousands)                Amount           Percent
                                           -----------------------------------     --------------    --------------
Cash and due from banks                    $       2,113      $         2,264      $       (151)        (6.67) %
Interest-bearing deposits in banks                     8                    -                  8             -
Federal funds sold                                 4,580                2,420              2,160         89.26
Securities                                         3,487                3,492                (5)        (0.14)
Loans                                             47,638               39,245              8,393         21.39
Premises and equipment                             2,996                2,970                 26          0.88
Other assets                                         544                  640               (96)       (15.00)
                                           --------------     ----------------     --------------
                                           $      61,366      $        51,031      $      10,335         20.25
                                           ==============     ================     ==============

Deposits                                   $      52,007      $        41,816      $      10,191         24.37 %
Other liabilities                                    202                  188                 14          7.45
Stockholders' equity                               9,157                9,027                130          1.44
                                           --------------     ----------------     --------------
                                           $      61,366      $        51,031      $      10,335         20.25
                                           ==============     ================     ==============

As indicated in the above table, the Company's total assets grew at a rate of 20.25%. This high rate of growth is not uncommon for a de novo bank. Significant deposit growth of $10,191,000 was primarily invested in loans and Federal funds sold. The Company's loan to deposit ratio has decreased slightly from 94.80% at December 31, 1999 to 92.49% at March 31, 2000, indicating continued strong loan demand in the Company's primary market area of Dawson County.

Results of Operations For The Three Months Ended March 31, 2000 and 1999

Following is a summary of the Company's operations for the periods indicated.

                                                     Three Months Ended
                                                          March 31,
                                               -------------------------------
                                                     2000             1999              Increase (Decrease)
                                               ---------------   -------------   -----------------------------------
                                                   (Dollars in Thousands)            Amount          Percent
                                               -------------------------------   ---------------   -----------------

Interest income                                $        1,203    $        659    $          544           82.60 %

Interest expense                                          505             247               258          104.30
                                               ---------------   -------------   ---------------

Net interest income                                       698             412               286           69.58

Provision for loan losses                                  64              73               (9)         (12.35)

Other income                                               91              78                13           16.87

Other expense                                             593             383               210           55.04
                                               ---------------   -------------   ---------------

Net income                                     $          132    $         34    $           98          291.76
                                               ===============   =============   ===============

As indicated in the above table, the Company's net interest income has increased by $286,000 during the first quarter of 2000 as compared to the same period in 1999. The Company's net interest margin decreased to 5.59% during the first quarter of 2000 as compared to 5.79% during the first quarter of 1999 and increased as compared to 5.43% for the entire year of 1999. The increase in net interest income is due primarily to the increased volume of average loans outstanding. The fluctuations in net interest margin are due to increases and decreases of the average balances of securities and Federal funds sold as components of total average interest-earning assets which typically have yields lower than loans.

The provision for loan losses was $64,000 during the first quarter of 2000 as compared to $73,000 for the same period in 1999. The amounts provided are due primarily to loan growth and inherent risk in the loan portfolio. The Company's reserve for loan losses amounted to 0.96% at March 31, 2000 as compared to 1.00% at December 31, 1999. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at March 31, 2000 and 1999 is as follows:

                                                                                March 31,
                                                                         ----------------------
                                                                           2000          1999
                                                                         ----------------------
                                                                         (Dollars in Thousands)
                                                                         ----------------------
Nonaccrual loans                                                         $     --   $      --
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                    61          --
Restructured loans                                                             --          --
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                 --          --
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                 --          --
Interest income that was recorded on nonaccrual and restructured loans         --          --

It is the policy of the Company to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Information regarding certain loans and allowance for loan loss data through March 31, 2000 and 1999 is as follows:

                                                                              Three Months Ended
                                                                                    March 31,
                                                                        ----------------------------------
                                                                             2000                1999
                                                                        ---------------   ----------------
                                                                             (Dollars in Thousands)
                                                                        ----------------------------------
Average amount of loans outstanding                                     $       43,576    $        17,108
                                                                        ===============   ================

Balance of allowance for loan losses at beginning of period             $          397    $           152
                                                                        ---------------   ----------------
                                                                        ---------------   ----------------

Loans charged off
   Commercial and financial                                             $            -    $             -
   Real estate mortgage                                                              -                  -
   Instalment                                                                        -                  -
                                                                        ---------------   ----------------
                                                                                     -                  -
                                                                        ---------------   ----------------

Loans recovered
   Commercial and financial                                                          -                  -
   Real estate mortgage                                                              -                  -
   Installment                                                                       -                  -
                                                                        ---------------   ----------------
                                                                                     -                  -
                                                                        ---------------   ----------------

Net charge-offs                                                                      -                  -
                                                                        ---------------   ----------------

Additions to allowance charged to operating expense during period                   64                 73
                                                                        ---------------   ----------------

Balance of allowance for loan losses at end of period                   $          461    $           225
                                                                        ===============   ================

Ratio of net loans charged off during the period to
   average loans outstanding                                                        -%                 -%
                                                                        ===============   ================

Other income has increased during the first quarter of 2000 as compared to the same period in 1999 by $13,000 due primarily to increased service charges of $22,000, other miscellaneous fees of $5,000, and decreased mortgage loan origination fees of $14,000.

Other expenses increased during the first quarter of 2000 as compared to the same period in 1999 by $210,000 due to increased salaries and employee benefits of $60,000, equipment and occupancy expenses of $48,000, and other operating expenses of $102,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 27 at March 31, 2000 from 19 at March 31, 1999 and to normal salary increases. The increases in equipment and occupancy expenses and other expenses are due to the overall growth of the Company.

The Company has recorded no provision for income taxes due to accumulated deficits incurred through March 31, 2000.

Overall net income increased by $98,000 during the first quarter of 2000 as compared to the same period in 1999 due to increased net interest income of $286,000 being substantially offset by increased operating costs of $210,000.

                           PART II - OTHER INFORMATION





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matter during the first quarter of the fiscal year ending March 31, 2000 to a vote of shareholders through the solicitation of proxies or otherwise. The Bank held a special meeting of shareholders on March 21, 2000 for the purpose of considering a plan of reorganization pursuant to which the Bank would become and thereafter operated as a wholly-owned subsidiary of the Company. The reorganization was approved unanimously by all 652,220 of the outstanding shares of common stock of the Bank entitled to vote and present at the special meeting of shareholders. The shares voting in favor of the merger represented more than the two-third (2/3) required. The reorganization was consummated effective March 31, 2000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits.

          21. Subsidiaries of the Company.

          27. Financial Data Schedule (for SEC use only).

          (b) Reports on Form 8-K.

          A report on Form 8-K12G3 was filed by the Company with the Securities and Exchange Commission on April 13, 2000, announcing the consummation of the Plan of Reorganization and Agreement of Merger whereby the Company became a one-bank holding company and the Bank became its wholly-owned subsidiary. An unaudited pro forma consolidated balance sheet at March 31, 2000, giving effect to the reorganization, was filed as part of the Form 8-K12G3.

                                   SIGNATURES




                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CHESTATEE BANCSHARES, INC.
                                  (Registrant)



DATE:  May 12, 2000
       ------------

BY:    /s/  J. Philip Hester, Sr.
       ----------------------------------------
       J. Philip Hester, Sr., President and C.E.O.
       (Principal Executive Officer)


DATE:  May 12, 2000

BY:    /s/ Robert W. Coile
       ----------------------------------------
       Robert W. Coile, C.F.O. and Treasurer
       (Principal Financial and Accounting Office