Form 10QSB
period 2000-06-30
CHESTATEE BANCSHARES INC
filed 2000-08-14
CIK 1111196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended    June 30, 2000
                                            ------------------

[   ]   TRANSITION REPORT PURSUANT TO SECTION  13 OR  15(d)  OF  THE  SECURITIES
        EXCHANGE ACT OF 1934

             For the transition period from __________  to __________

                        Commission File Number: 000-30273
                           Chestatee Bancshares, Inc.
                    -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Georgia                                             58-2535333
-------------------------------                       --------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

                6639 Highway 53 East, Dawsonville, Georgia 30534
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (706) 216-2265
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                ----------------------------------------------------

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2000: 950,000; no par value.

Transitional Small Business Disclosure Format       Yes              No   X
                                                        -----            ----

                    CHESTATEE BANCSHARES, INC. AND SUBSIDIARY


--------------------------------------------------------------------------------

                                      INDEX
                                      -----
                                                                           Page

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

             Consolidated Balance Sheet - June 30, 2000......................3

             Consolidated Statements of Income and Comprehensive Income -
              Three Months Ended June 30, 2000 and 1999 and Six Months
              Ended June 30, 2000 and 1999...................................4

             Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 2000 and 1999 .......................5

             Notes to Consolidated Financial Statements......................6

          Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations........7


PART II.  OTHER INFORMATION

          Item 4 - Submission of Matters to a Vote of Security Holders......14

          Item 6 - Exhibits and Reports on Form 8-K.........................14

          Signatures........................................................15

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                    CHESTATEE BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (Unaudited)

                                     Assets
                                     ------
Cash and due from banks                                   $ 2,130,111
Interest-bearing deposits in banks                             10,729
Securities available-for-sale                               1,519,114
Securities held-to-maturity, fair value of $2,363,000       2,401,359
Federal funds sold                                          3,070,000

Loans                                                      53,750,607
Less allowance for loan losses                                538,282
                                                          -----------
          Loans, net                                       53,212,325
                                                          -----------

Premises and equipment                                      3,019,787
Other assets                                                  668,997
                                                          -----------

          Total assets                                    $66,032,422
                                                          ===========

                   Liabilities and Stockholders' Equity
                   ------------------------------------

Deposits
    Demand                                                $ 6,317,345
    Interest-bearing demand                                18,322,327
    Savings                                                   672,619
    Time                                                   31,107,531
                                                          -----------
          Total deposits                                   56,419,822
Other borrowings                                               50,000
Other liabilities                                             233,919
                                                          -----------
          Total liabilities                                56,703,741
                                                          -----------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, no par value; 10,000,000 shares
      authorized; 950,000 shares issued and outstanding     9,482,364
    Accumulated deficit                                      -143,666
    Accumulated other comprehensive loss                      -10,017
                                                          -----------
          Total stockholders' equity                        9,328,681
                                                          -----------

          Total liabilities and stockholders' equity      $66,032,422
                                                          ===========

See Notes to Consolidated Financial Statements.

                    CHESTATEE BANCSHARES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  THREE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                 ------------------------   -----------------------

                                                                     2000         1999         2000         1999
                                                                 -----------   ----------   ----------   ----------
Interest income
    Loans                                                         $1,339,018   $  683,947   $2,450,947   $1,212,780
    Taxable securities                                                50,468       59,118       96,950      126,405
    Federal funds sold                                                50,326       37,185       94,511      100,108
    Interest-bearing deposits in banks                                   197            0        1,010            0
                                                                  ----------   ----------   ----------   ----------
              Total interest income                                1,440,009      780,250    2,643,418    1,439,293
                                                                  ----------   ----------   ----------   ----------
Interest expense
    Deposits                                                         633,790      291,673    1,138,744      535,578
    Federal funds purchased                                                0        1,658            0        4,910
                                                                  ----------   ----------   ----------   ----------
              Total interest expense                                 633,790      293,331    1,138,744      540,488
                                                                  ----------   ----------   ----------   ----------
              Net interest income                                    806,219      486,919    1,504,674      898,805
Provision for loan losses                                             76,944       96,451      141,019      169,554
                                                                  ----------   ----------   ----------   ----------
              Net interest income after
                 provision for loan losses                           729,275      390,468    1,363,655      729,251
                                                                  ----------   ----------   ----------   ----------
Other income
      Service charges and fees                                        74,052       36,252      128,294       68,213
      Other operating income                                          35,448       31,389       71,818       76,958
                                                                  ----------   ----------   ----------   ----------
                                                                     109,500       67,641      200,112      145,171
                                                                  ----------   ----------   ----------   ----------
Other expenses
    Salaries and employee benefits                                   302,202      225,712      565,609      429,400
    Occupancy and equipment expenses                                 101,371       59,903      176,398       86,665
    Other operating expenses                                         264,460      148,064      519,373      300,323
                                                                  ----------   ----------   ----------   ----------
                                                                     668,033      433,679    1,261,380      816,388
                                                                  ----------   ----------   ----------   ----------
              Net income before income taxes                         170,742       24,430      302,387       58,034

Income tax expense                                                         0            0            0            0
                                                                  ----------   ----------   ----------   ----------
              Net income                                             170,742       24,430      302,387       58,034
                                                                  ----------   ----------   ----------   ----------
Other comprehensive income (loss):
     Unrealized gains (losses) on securities available-for-sale
         arising during period                                           334       -4,091         -798       -7,684
                                                                  ----------   ----------   ----------   ----------

Comprehensive income                                                 171,076       20,339      301,589       50,350
                                                                  ==========   ==========   ==========   ==========
Earnings  per common share                                        $     0.18   $     0.03   $     0.32   $     0.06
                                                                  ==========   ==========   ==========   ==========
Weighted average shares outstanding                               $  950,000   $  950,000   $  950,000   $  950,000
                                                                  ==========   ==========   ==========   ==========
Cash dividends per share of common stock                          $        0   $        0   $        0   $        0
                                                                  ==========   ==========   ==========   ==========

See Notes to Consolidated Financial Statements.

                    CHESTATEE BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                    2000          1999
                                                                -----------   ------------
OPERATING ACTIVITIES
    Net income                                                  $   302,387   $    58,034
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                 75,938        28,545
        Provision for loan losses                                   141,019       169,554
        Loss on sale of other real estate owned                       4,538             0
        Increase in interest receivable                            -205,260      -150,964
        Increase in interest payable                                 65,210         3,925
        Other operating activities                                  -48,242        -6,088
                                                                -----------   -----------
              Net cash provided by operating activities             335,590       103,006
                                                                -----------   -----------
INVESTING ACTIVITIES
    Net increase in interest-bearing deposits in banks              -10,729        -7,388
    Net (increase) decrease in Federal funds sold                  -650,000     5,590,000
    Purchase of securities available-for-sale                    -1,196,617      -554,428
    Proceeds from maturities of securities available-for-sale       263,086             0
    Proceeds from maturities of securities held-to-maturity         504,560       582,871
    Net increase in loans                                       -14,154,529   -16,416,280
    Purchase of premises and equipment                             -126,169      -212,947
    Proceeds from sale of other real estate                         246,788             0
                                                                -----------   -----------
              Net cash used in investing activities             -15,123,610   -11,018,172
                                                                -----------   -----------
FINANCING ACTIVITIES
    Net increase in deposits                                     14,603,843    11,824,470
    Proceeds from other borrowings                                   50,000             0
                                                                -----------   -----------
              Net cash provided by financing activities          14,653,843    11,824,470
                                                                -----------   -----------
Net increase (decrease) in cash and due from banks                 -134,177       909,304

Cash and due from banks, beginning of period                      2,264,288       903,205
                                                                -----------   -----------
Cash and due from banks, end of period                          $ 2,130,111   $ 1,812,509
                                                                ===========   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for:
         Interest                                               $ 1,073,534   $   536,563
         Income taxes                                           $    26,454   $         0

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

          The results of operations for the three and six month periods ended June 30, 2000 is not necessarily indicative of the results to be expected for the full year.


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

Liquidity and Capital Resources

As of June 30, 2000, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory.

At June 30, 2000, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                               Actual
                                   ------------------------------
                                     Chestatee        Chestatee      Regulatory
                                    Bancshares,         State          Minimum
                                       Inc.             Bank         Requirement
                                   --------------  --------------   ------------

    Leverage capital ratios             14.61 %         14.68 %         4.00 %
    Risk-based capital ratios:
       Core capital                     23.20           23.31           4.00
       Total capital                    24.53           24.65           8.00

As the Company and the Bank continue to grow, the capital ratios will decrease to levels closer to, but still in excess of regulatory minimum requirements.

Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:

                                         June 30,  December 31,
                                           2000       1999           Increase (Decrease)
                                         --------  ------------    ------------------------
                                        (Dollars in Thousands)      Amount       Percent
                                         ----------------------    --------    ------------

Cash and due from banks                  $  2,130   $  2,264       $   (134)      (5.92) %
Interest-bearing deposits in banks             11         --             11          --
Federal funds sold                          3,070      2,420            650       26.86
Securities                                  3,920      3,492            428       12.26
Loans, net                                 53,212     39,245         13,967       35.59
Premises and equipment                      3,020      2,970             50        1.68
Other assets                                  669        640             29        4.53
                                         --------   --------       --------
                                         $ 66,032   $ 51,031       $ 15,001       29.40
                                         ========   ========       ========

Deposits                                 $ 56,420   $ 41,816       $ 14,604       34.92 %
Other borrowings                               50         --             50          --
Other liabilities                             234        188             46       24.47
Stockholders' equity                        9,328      9,027            301        3.33
                                         --------   --------       --------
                                         $ 66,032   $ 51,031       $ 15,001       29.40
                                         ========   ========       ========

As indicated in the above table, the Company's total assets grew at a rate of 29.40%. This high rate of growth is not uncommon for a de novo bank. Significant deposit growth of $14,604,000 was primarily invested in loans and Federal funds sold. The Company's loan to deposit ratio has increased slightly from 94.80% at December 31, 1999 to 95.27% at June 30, 2000, indicating continued strong loan demand in the Company's primary market area of Dawson County and surrounding counties. Stockholders' equity has increased by $301,000 due to net income of $302,000 and decreases in accumulated other comprehensive losses of $1,000.

Results of Operations For The Three and Six Months Ended June 30, 2000 and 1999

Following is a summary of the Company's operations for the periods indicated.

                                  Three Months Ended
                                       June 30,
                            -------------------------------
                                  2000             1999              Increase (Decrease)
                            ---------------   -------------   --------------------------------
                                (Dollars in Thousands)            Amount          Percent
                            -------------------------------   ---------------   --------------
Interest income                $ 1,440         $   780         $   660             84.56 %
Interest expense                   634             293             341            116.07
                               -------         -------          ------
Net interest income                806             487             319             65.58
Provision for loan losses           77              97             (20)           (20.22)
Other income                       110              68              42             61.88
Other expense                      668             434             234             54.04
                                -------        -------          ------
Net income                     $   171         $    24         $   147            598.90
                                =======        =======          ======

                                  Six Months Ended
                                      June 30,
                           -------------------------------
                                  2000             1999              Increase (Decrease)
                            ---------------   -------------   --------------------------------
                                (Dollars in Thousands)            Amount          Percent
                            -------------------------------   ---------------   --------------
Interest income                $ 2,643         $ 1,439         $ 1,204             83.66 %
Interest expense                 1,139             540             599            110.69
                               -------         -------         -------
Net interest income              1,504             899             605             67.41
Provision for loan losses          141             170             (29)           (16.83)
Other income                       200             145              55             37.85
Other expense                    1,261             816             445             54.51
                               -------         -------         -------
Net income                     $   302         $    58         $   244            421.05
                               =======         =======         =======

As indicated in the above table, the Company's net interest income has increased by $319,000 and $605,000 during the second quarter and first six months of 2000 as compared to the same periods in 1999. The Company's net interest margin decreased to 5.58% during the first six months of 2000 as compared to 5.67% during the first six months of 1999 and increased as compared to 5.43% for the entire year of 1999. The increase in net interest income is due primarily to the increased volume of average loans outstanding. The fluctuations in net interest margin are due to increases and decreases of the average balances of securities and Federal funds sold as components of total average interest-earning assets which typically have yields lower than loans coupled with an increase in rates paid on deposits. The average rate paid on deposits was 5.19% for the first six months of 2000 as compared to 4.08% for the entire year of 1999.

The provision for loan losses was $77,000 and $141,000 during the second quarter and first six months of 2000, as compared to $97,000 and $170,000 for the same periods in 1999. The amounts provided are due primarily to loan growth and inherent risk in the loan portfolio. The Company's allowance for loan losses as a percentage of total loans amounted to 1.00% at June 30, 2000 and December 31, 1999. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                                              June 30,
                                                                  --------------------------------
                                                                        2000            1999
                                                                  --------------------------------
                                                                       (Dollars in Thousands)
                                                                  --------------------------------

Nonaccrual loans                                                        $ --           $ --
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                               3              --
Restructured loans                                                        -              --
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms            -              --
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                            -              --
Interest income that was recorded on nonaccrual and restructured loans    -              --


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

Information regarding certain loans and allowance for loan loss data is as follows:

                                                                           Six Months Ended
                                                                               June 30,
                                                                    ------------------------------
                                                                         2000             1999
                                                                    ---------------   ------------
                                                                         (Dollars in Thousands)
                                                                    ------------------------------

Average amount of loans outstanding                                    $47,387          $27,300
                                                                       =======          =======

Balance of allowance for loan losses at beginning of period            $   397          $   152
                                                                       -------          -------

Loans charged off
   Commercial and financial                                            $  --            $  --
   Real estate mortgage                                                   --               --
   Instalment                                                             --               --
                                                                       -------          -------
                                                                          --               --
                                                                       -------          -------

Loans recovered
   Commercial and financial                                               --               --
   Real estate mortgage                                                   --               --
   Installment                                                            --               --
                                                                       -------          -------
                                                                          --               --
                                                                       -------          -------

Net charge-offs                                                           --               --
                                                                       -------          -------

Additions to allowance charged to operating expense during period          141              171
                                                                       -------          -------

Balance of allowance for loan losses at end of period                  $   538          $   323
                                                                       =======          =======

Ratio of net loans charged off during the period to
   average loans outstanding                                                -%               -%
                                                                       =======          =======

Other income has increased by $42,000 and $55,000 for the second quarter and first six months of 2000 as compared to the same periods in 1999 due primarily to increases in service charges on deposit accounts.

Other expenses have increased by $234,000 and $445,000 for the second quarter and first six months of 2000 as compared to the same periods in 1999. Increased salaries and employee benefits and increased other operating expenses accounted for the majority of the increases. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 29 at June 30, 2000 from 24 at June 30, 1999 and to normal salary increases. Overall deposit and asset growth have caused the increases in other operating expenses.

The Company has recorded no provision for income taxes due to accumulated deficits incurred through June 30, 2000.

Overall net income increased by $147,000 and $244,000 during the second quarter and first six months of 2000 as compared to the same periods in 1999 due primarily to increased net interest income of $319,000 and $605,000 being substantially offset by increased operating costs of $234,000 and $445,000.

The Company is not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                           PART II - OTHER INFORMATION





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)     Exhibits.

                          21.  Subsidiaries of the Company.

                          27.  Financial Data Schedule (for SEC use only).

                  (b)     Reports on Form 8-K.

                          None.

                                   SIGNATURES




                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CHESTATEE BANCSHARES, INC.
                                  (Registrant)



DATE:  August 14, 2000             BY: /s/ J. Philip Hester, Sr.
       ---------------             -----------------------------


                                   J. Philip Hester, Sr., President and C.E.O.
                                   (Principal Executive Officer)


DATE:  August 14, 2000             BY: /s/ Robert W. Coile
       ----------------            -----------------------
                                   Robert W. Coile, C.F.O. and Treasurer
                                  (Principal Financial and Accounting Officer)

                                                                      Exhibit 21





Subsidiaries of the Company.                              State of Incorporation
----------------------------                              ----------------------

Chestatee State Bank                                      Georgia