Form 10QSB
period 2000-09-30
CHESTATEE BANCSHARES INC
filed 2000-11-14
CIK 1111196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended    September 30, 2000
                                        -----------------------

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

                   6639 Highway 53 East, Dawsonville, Georgia
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (706) 216-2265
                            -------------------------
                           (Issuer's telephone number)

                                       N/A
                  --------------------------------------------

              (Former name, former address and former fiscal year,
                          if changed since last report)
              ----------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_   No

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 2000: 1,900,000; no par value.

Transitional Small Business Disclosure Format       Yes    No _X_

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------
                                      INDEX


PART I.     FINANCIAL INFORMATION                                          Page
                                                                           ----

            Item 1.  Financial Statements

               Consolidated Balance Sheet - September 30, 2000 ...............3

               Consolidated Statements of Income and Comprehensive Income -
                Three Months Ended September 30, 2000 and 1999 and
                 Nine Months Ended

                September 30, 2000 and 1999 ..................................4

               Consolidated Statements of Cash Flows -

                Nine Months Ended September 30, 2000 and 1999 ................5

               Notes to Consolidated Financial Statements ....................6

            Item 2.  Management's Discussion and Analysis of

                          Financial Condition and Results of Operations ......8


PART II.    OTHER INFORMATION

            Item 4 - Submission of Matters to a Vote of Security Holders ....15

            Item 6 - Exhibits and Reports on Form 8-K .......................15

            Signatures ......................................................16

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (Unaudited)

                                     Assets
                                     ------

Cash and due from banks                                              $ 3,248,683
Interest-bearing deposits in banks                                        12,740
Securities available-for-sale                                          2,230,912
Securities held-to-maturity, fair value of $1,376,000                  1,399,236
Federal funds sold                                                     5,290,000

Loans                                                                 59,414,457
Less allowance for loan losses                                           588,217
                                                                     -----------
          Loans, net                                                  58,826,240
                                                                     -----------

Premises and equipment                                                 3,052,209
Other assets                                                             748,074
                                                                     -----------

          Total assets                                               $74,808,094
                                                                     ===========


                   Liabilities and Stockholders' Equity
                   ------------------------------------
Deposits
    Demand                                                           $ 6,637,996
    Interest-bearing demand                                           22,336,018
    Savings                                                              899,893
    Time                                                              35,024,385
                                                                     -----------
          Total deposits                                              64,898,292
Other borrowings                                                          50,000
Other liabilities                                                        331,023
                                                                     -----------
          Total liabilities                                           65,279,315
                                                                     -----------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, no par value; 10,000,000 shares
      authorized; 1,900,000 shares issued and outstanding              9,482,364
    Retained earnings                                                     48,026
    Accumulated other comprehensive loss                                  -1,611
                                                                     -----------
          Total stockholders' equity                                   9,528,779
                                                                     -----------

          Total liabilities and stockholders' equity                 $74,808,094

                                                                    ===========

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                               Three Months                           Nine Months
                                                                  Ended                                  Ended
                                                               September 30,                         September 30,
                                                   ---------------     ---------------    ---------------    ---------------
                                                         2000                1999               2000               1999
                                                   ---------------    ----------------   ----------------    ---------------
Interest income
    Loans                                          $    1,542,224      $       823,626     $    3,993,171     $    2,036,406
    Taxable securities                                     64,667               64,225            161,617            190,630
    Federal funds sold                                     67,849               41,147            163,370            141,255
                                                   ---------------     ----------------    ---------------    ---------------
              Total interest income                     1,674,740              928,998          4,318,158          2,368,291
                                                   ---------------     ----------------    ---------------    ---------------

Interest expense
    Deposits                                              768,525              368,743          1,907,269            904,321
    Federal funds purchased and other borrowings            1,200                   32              1,200              4,942
                                                   ---------------     ----------------    ---------------    ---------------
              Total interest expense                      769,725              368,775          1,908,469            909,263
                                                   ---------------     ----------------    ---------------    ---------------

              Net interest income                         905,015              560,223          2,409,689          1,459,028
Provision for loan losses                                  57,500               45,433            198,519            214,987
                                                   ---------------     ----------------    ---------------    ---------------
              Net interest income after
                provision for loan losses                 847,515              514,790          2,211,170          1,244,041
                                                   ---------------     ----------------    ---------------    ---------------

Other income
      Service charges and fees                             75,471               48,058            203,765            116,271
      Other operating income                               22,019               55,204             93,837            132,162
                                                   ---------------     ----------------    ---------------    ---------------
                                                           97,490              103,262            297,602            248,433
                                                   ---------------     ----------------    ---------------    ---------------

Other expenses
    Salaries and employee benefits                        330,075              223,406            895,684            652,806
    Occupancy and equipment expenses                       95,064               63,498            271,462            150,163
    Other operating expenses                              279,099              204,388            798,471            504,711
                                                   ---------------     ----------------    ---------------    ---------------
                                                          704,238              491,292          1,965,617          1,307,680
                                                   ---------------     ----------------    ---------------    ---------------

              Net income  before income taxes             240,767              126,760            543,155            184,794

Income tax expense                                         49,075                    0             49,076                  0
                                                   ---------------     ----------------    ---------------    ---------------

              Net income                                  191,692              126,760            494,079            184,794
                                                   ---------------     ----------------    ---------------    ---------------

Other comprehensive income ( loss):
     Unrealized gains (losses) on securities
         available-for-sale arising during period           8,406               -1,207              7,608             -8,891
                                                   ---------------     ----------------    ---------------    ---------------


Comprehensive income                               $      200,098      $       125,553     $      501,687     $      175,903
                                                   ===============     ================    ===============    ===============
Basic and diluted earnings
   per common share                                $         0.10      $          0.07     $         0.26     $         0.10
                                                   ===============     ================    ===============    ===============

Weighted average shares outstanding                     1,900,000            1,900,000          1,900,000          1,900,000
                                                   ===============     ================    ===============    ===============

Cash dividends per share of common stock           $            0      $             0     $            0     $            0
                                                   ===============     ================    ===============    ===============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                       2000               1999
                                                                  --------------     --------------
OPERATING ACTIVITIES
    Net income                                                    $     494,079      $      184,794
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                    118,229              60,176
        Provision for loan losses                                       198,519             214,987
        Loss on sale of other real estate owned                           4,538                 0
        Increase in interest receivable                                -321,653            -170,422
        Increase in interest payable                                    135,553             20,047
        Other operating activities                                       15,835             -45,608
                                                                  --------------     --------------

              Net cash provided by operating activities                 645,100             263,974
                                                                  --------------     --------------

INVESTING ACTIVITIES
    Net increase in interest-bearing deposits in banks                  -12,740             -11,273
    Net (increase) decrease in Federal funds sold                    -2,870,000           5,550,000
    Purchases of securities available-for-sale                       -2,828,205            -806,480
    Proceeds from maturities of securities available-for-sale         1,191,282                   0
    Purchases of securities held-to-maturity                                  0          -1,398,813
    Proceeds from maturities of securities held-to-maturity           1,506,683           1,971,225
    Net increase in loans                                           -19,825,944         -20,859,593
    Purchase of premises and equipment                                 -200,882            -233,767
    Proceeds from sale of other real estate                             246,788                   0
                                                                  --------------     --------------

              Net cash used in investing activities                 -22,793,018         -15,788,701
                                                                  --------------     --------------

FINANCING ACTIVITIES
    Net increase in deposits                                         23,082,313          16,175,577
    Proceeds from other borrowings                                       50,000                   0
                                                                  --------------     --------------

              Net cash provided by financing activities              23,132,313          16,175,577
                                                                  --------------     --------------

Net increase in cash and due from banks                                 984,395             650,850

Cash and due from banks, beginning of period                          2,264,288             903,205
                                                                  --------------     --------------

Cash and due from banks, end of period                            $   3,248,683      $    1,554,055
                                                                  ==============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Cash paid for:                                                $   1,772,916      $      889,216
          Interest

          Income taxes                                            $      40,554      $            0

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

               The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

               The results of operations for the three and nine month periods ended September 30, 2000 is not necessarily indicative of the results to be expected for the full year.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3.  COMMON STOCK SPLIT

               The Company declared a two-for-one split of its no-par value common stock for shareholders of record as of October 31, 2000. Issued and outstanding shares on the September 30, 2000 balance sheet have been restated for the split. Earnings per share and weighted average share information on the statements of income have also been restated for all periods presented.

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

               Liquidity and Capital Resources

               As of September  30, 2000,  the  liquidity  ratio of the Bank, as
               determined   under    guidelines    established   by   regulatory
               authorities, was satisfactory.

               At September 30, 2000, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                         Actual
                                              --------------------------------
                                                  Chestatee      Chestatee         Regulatory
                                                 Bancshares,       State            Minimum
                                                    Inc.           Bank           Requirement
                                              --------------   --------------    -------------

               Leverage capital ratios             13.41 %         13.48 %           4.00 %
               Risk-based capital ratios:
                  Core capital                     15.43           15.51             4.00
                  Total capital                    16.38           16.46             8.00

               As the Company and the Bank continue to grow, the capital ratios will decrease to levels closer to, but still in excess of regulatory minimum requirements.

Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:

                                           September  December
                                              30,       30,
                                             2000      1999     Increase (Decrease)
                                           --------   -------   ------------------
                                         (Dollars in Thousands)  Amount    Percent
                                           ------------------   -------    -------

Cash and due from banks                     $ 3,249   $ 2,264   $   985     43.51 %
Interest-bearing deposits in banks               13      --          13        --
Federal funds sold                            5,290     2,420     2,870    118.60
Securities                                    3,630     3,492       138      3.95
Loans, net                                   58,826    39,245    19,581     49.89
Premises and equipment                        3,052     2,970        82      2.76
Other assets                                    748       640       108     16.88
                                            -------   -------   ------
                                            $74,808   $51,031   $23,777     46.59
                                            =======   =======   =======

Deposits                                    $64,898   $41,816   $23,082     55.20 %
Other borrowings                                 50      --          50       --
Other liabilities                               331       188       143     76.06
Stockholders' equity                          9,529     9,027       502      5.56
                                            -------   -------   -------
                                            $74,808   $51,031   $23,777     46.59
                                            =======   =======   =======


As indicated in the above table, the Company's total assets grew at a rate of 46.59%. This high rate of growth is not uncommon for a de novo bank. Significant deposit growth of $23,082,000 was primarily invested in loans and Federal funds sold. The Company's loan to deposit ratio has decreased slightly from 94.80% at December 31, 1999 to 91.55% at September 30, 2000, indicating continued strong loan demand in the Company's primary market area of Dawson County and surrounding counties. Stockholders' equity has increased by $502,000 due to net income of $494,000 and decreases in accumulated other comprehensive losses of 8,000.

Results of Operations For The Three and Nine Months Ended September 30, 2000 and 1999

Following is a summary of the Company's operations for the periods indicated.

                                  Three Months Ended
                                    September 30,         Increase (Decrease)
                                ---------------------   -----------------------
                                   2000        1999       Amount       Percent
                                ----------   --------   ---------     ---------
                                     (Dollars in Thousands)
                                ----------   --------   ---------
Interest income                 $   1,675    $   929    $     746       80.27 %
Interest expense                      770        369          401      108.72
                                ----------   --------   ----------
Net interest income                   905        560          345       61.55
Provision for loan losses              57         45           12       26.56
Other income                           97        103          (6)      (5.59)
Other expense                         704        491          213       43.34
                                ----------   --------   ----------
Pretax income                         241        127          114       89.94
Income tax expense                     49          -           49           -
                                ----------   --------   ----------
Net income                      $     192    $   127    $      65       51.22 %
                                ==========   ========   ==========


                                  Three Months Ended
                                    September 30,          Increase (Decrease)
                                ---------------------     ---------------------
                                   2000        1999        Amount      Percent
                                ----------   --------     ----------  ---------
                                     (Dollars in Thousands)
                                ----------   ----------   ----------
Interest income                 $   4,318    $   2,368    $   1,950     82.33 %
Interest expense                    1,908          909          999     109.89
                                ----------   ----------   ----------
Net interest income                 2,410        1,459          951      65.16
Provision for loan losses             199          215         (16)     (7.66)
Other income                          298          249           49      19.79
Other expense                       1,966        1,308          658      50.31
                                ----------   ----------   ----------
Pretax income                         543          185          358     193.92
Income tax expense                     49            -           49          -
                                ----------   ----------   ----------
Net income                      $     494    $     185    $     309     167.37 %
                                ==========   ==========   ==========

As indicated in the above table, the Company's net interest income has increased by $345,000 and $951,000 during the third quarter and first nine months of 2000 as compared to the same periods in 1999. The Company's net interest margin increased to 5.55% during the first nine months of 2000 as compared to 5.53% during the first nine months of 1999 and 5.43% for the entire year of 1999. The increase in net interest income is due primarily to the increased volume of average loans outstanding. The relatively small increase in net interest margin is due to an increase in the yields earned on loans being offset by an increase in the rate paid on deposits. The average rate paid on deposits was 5.37% for the first nine months of 2000 as compared to 4.58% during the first nine months of 1999 and 4.08% for the entire year of 1999.

The provision for loan losses was $57,000 and $199,000 during the third quarter and first nine months of 2000, as compared to $45,000 and $215,000 for the same periods in 1999. The amounts provided are due primarily to loan growth and inherent risk in the loan portfolio. The Company's allowance for loan losses as a percentage of total loans amounted to .99% at September 30, 2000 as compared to 1.00% at December 31, 1999. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                                                  September 30,
                                                                              ---------------------
                                                                                  2000       1999
                                                                              ---------------------
                                                                             (Dollars in Thousands)
                                                                              ---------------------

Nonaccrual loans                                                                $   -       $  208
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                         2           -
Restructured loans                                                                  -           -
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                      -           -
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                      -           4
Interest income that was recorded on nonaccrual and restructured loans              -           -

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

Information regarding certain loans and allowance for loan loss data is as follows:

                                                                              Nine Months Ended
                                                                                September 30,
                                                                      ----------------------------------
                                                                           2000                1999
                                                                      ---------------   ----------------
                                                                           (Dollars in Thousands)
                                                                      ----------------------------------

Average amount of loans outstanding                                   $       50,687    $        26,830
                                                                      ===============   ================

Balance of allowance for loan losses at beginning of period           $          397    $           152
                                                                      ---------------   ----------------
Loans charged off
   Commercial and financial                                           $            -    $             -
   Real estate mortgage                                                            8                  -
   Instalment                                                                      -                  -
                                                                      ---------------   ----------------
                                                                                   8                  -
                                                                      ---------------   ----------------

Loans recovered
   Commercial and financial                                                        -                  -
   Real estate mortgage                                                            -                  -
   Installment                                                                     -                  -
                                                                      ---------------   ----------------
                                                                                   -                  -
                                                                      ---------------   ----------------

Net charge-offs                                                                    8                  -
                                                                      ---------------   ----------------

Additions to allowance charged to operating expense during period                199                215
                                                                      ---------------   ----------------

Balance of allowance for loan losses at end of period                 $          588    $           367
                                                                      ===============   ================

Ratio of net loans charged off during the period to
   average loans outstanding                                                    .02%                 -%
                                                                      ===============   ================

Other income has decreased by $6,000 and increased by $49,000 for the third quarter and first nine months of 2000 as compared to the same periods in 1999. Increased service charges on deposit accounts have been offset by decreased mortgage origination fees.

Other expenses have increased by $213,000 and $658,000 for the third quarter and first nine months of 2000 as compared to the same periods in 1999. Increased salaries and employee benefits and increased other operating expenses accounted for the majority of the increases. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 33 at September 30, 2000 from 26 at September 30, 1999 and to normal salary increases. Overall deposit and asset growth have caused the increases in other operating expenses.

The Company recorded its initial income tax provision of $49,000 during the third quarter of 2000 due to the utilization of its net operating loss carryover.

Overall net income increased by $65,000 and $309,000 during the third quarter and first nine months of 2000 as compared to the same periods in 1999 due primarily to increased net interest income of $345,000 and $951,000 being substantially offset by increased operating costs of $213,000 and $658,000.

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

                           CHESTATEE BANCSHARES, INC.
                                  (Registrant)


DATE:  November 14, 2000

BY:  /s/ J. Philip Hester, Sr.
     -------------------------
     J. Philip Hester, Sr., President and C.E.O.
     (Principal Executive Officer)


DATE:  November 14, 2000
       -----------------

BY:  /s/ Robert W. Coile
     -------------------
     Robert W. Coile, C.F.O. and Treasurer
     (Principal Financial and Accounting Officer)

                                                                     Exhibit 21
                                                                     ----------

Subsidiary of the Company.                State of Incorporation
------------------------------------------------------------------

Chestatee State Bank                        Georgia