Form 10KSB
period 2000-12-31
CHESTATEE BANCSHARES INC
filed 2001-04-02
CIK 1111196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    X    Annual report  pursuant to Section 13 or 15(d) of the  Securities
  ----   Exchange Act of 1934 for the fiscal year ended December 31, 2000 or

         Transition report pursuant to Section 13 or 15(d) of the Securities
  ----   Exchange Act of 1934

                        Commission File Number: 000-30273

                           CHESTATEE BANCSHARES, INC.
                 ------------------ ---------------------------
        (Exact name of small business issuer as specified in its Charter)

Georgia                                                               58-2535333
----------------                                                ----------------
(State or other                                                    (IRS Employer
jurisdiction of                                                   Identification
incorporation or                                                         Number)
organization)

6639 Highway 53 East
Dawsonville, Georgia 30534                                        (706) 216-2265
--------------------------                                   -------------------
(Address of principal                                        (Issuer's telephone
executive offices)                                                       number)

         Securities registered under Section 12(b) of the Exchange Act:


                                                                Name of Exchange
Title of each class:                                        on which registered:
--------------------                                        --------------------
None                                                                        None

          Securities registered under Section 12(g) of the Exchange Act


                                                                Name of Exchange
Title of each class:                                        on which registered:
--------------------                                        --------------------
Common Stock                                                                None
no par value per share

     Indicate  by mark  whether  the issuer (1) filed all reports to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No


Indicate by mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The  issuer's  revenues  for  the  fiscal  year  ended  December 31, 2000  were:
$6,611,986

There were 1,900,000 outstanding shares of common stock, no par value per share, as of December 31, 2000. The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, as of December 31, 2000, was $19,000,000 based on the last sales price on such date.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-----------------

History
-------

         The Company is a bank holding company incorporated October 13, 1999 under the laws of the State of Georgia. The Company was formed for the principal purpose of acquiring Chestatee State Bank, a state banking institution chartered under the laws of the State of Georgia on December 31, 1997. Pursuant to a Plan of Reorganization, effective March 31, 2000, the Company acquired all of the issued and outstanding shares of common stock, $5.00 par value of the Bank. As a result of this transaction, the former stockholders of the Bank became the stockholders of the Company, and the Bank became a wholly-owned subsidiary of the Company. The Company has also formed Chestatee Insurance Agency, Inc. ("Insurance"), Chestatee Securities, Inc. ("Securities"), Chestatee Residential Mortgage, Inc. ("Mortgage") and Chestatee Systems, Inc. ("Systems"). The Company's principal place of business is located at 6639 Highway 53 East, Dawsonville, Dawson County, Georgia.

     The Bank has conducted its general banking business since opening on May 15, 1998, from its main office located at 6639 Highway 53 East, Dawsonville, Dawson County, Georgia. The Bank has two full-service branches: one located in the Ingles Supermarket at the intersection of Georgia Highway 400 and Georgia Highway 53, also in Dawsonville, Dawson County, Georgia; a second located in downtown Dawsonville at 86 Highway 53 West, Dawsonville, Dawson County, Georgia. As of December 31, 2000, Insurance, Securities, Systems and Mortgage had not conducted operations.

Business
--------

         The Company, through the Bank, operates a full-service banking business and engages in a broad range of commercial banking activities, including accepting customary types of demand and timed deposits, making individual, consumer, commercial, and installment loans, money transfers, safe deposit services, and making investments in U. S. government and municipal services. The Bank does not offer trust services. The Company may offer brokerage services in the foreseeable future through its other wholly-owned subsidiaries, Insurance, Securities, Mortgage in connection with the sale of insurance, securities and mortgages, respectively. The Company may offer systems consulting services through Systems in the future.

         The data processing work of the Bank is processed with the Intercept Group f/k/a Provesa, Inc. of Thomson, Georgia. The Bank issues credit cards. The Bank also offers its customers a variety of checking and savings accounts. The installment loan department makes both direct consumer loans and also purchases retail installment contracts from sellers of consumer goods.

         The Bank principally serves the residents of Dawsonville and Dawson County which have, collectively, a population of approximately 15,000 persons. Dawsonville and Dawson County have a diverse commerce, including retail, manufacturing, service and farming sector economies. Dawsonville also serves as the county seat for Dawson County, Georgia, with a significant number of residents employed in government. Dawsonville, located approximately 15 miles north of Cumming, Georgia and 22 miles west of Gainesville, Georgia, is situated in the center of the development corridor extending north from Atlanta between Interstate 75 and Interstate 85. The Bank will also seek deposit and loan business from outside its primary service area, including the adjacent counties of Cherokee, Forsyth, Gilmer, Hall, Lumpkin and Pickens.

         As of December 31, 2000, the Bank has a correspondent relationship with the Bankers Bank of Atlanta, Georgia. The correspondent bank provides certain services to the Bank, such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participation and furnishing management investment advice on the Bank's securities portfolio.

Competition
-----------

         The banking business in Dawsonville and Dawson County is highly competitive. The Bank competes with several other financial institutions in the market it represents. Within the primary service area, the Bank competes with Bank of America, N.A., First Community Bank of Dawsonville, owned by regional banking company Century South Banks, Inc. of Dahlonega, and Dawson County Bank, a closely held locally owned institution. While there are no other financial institutions with offices in Dawson County, numerous financial institutions within the Atlanta metropolitan area market their services to its residents, including Bank of America, N.A., First Union, SunTrust and Wachovia. In addition to these banks, there are several finance companies, credit union offices, and other non-traditional providers of service that compete in the Bank's market.

Employees
---------

         As of December 31, 2000, the Company had 34 full-time and 4 part-time employees. In the opinion of management, the Company and the Bank enjoy an excellent relationship with its respective employees. Neither the Company nor the Bank is a party to any collective bargaining agreement.

Selected Financial Information
------------------------------

         A history of the Company's financial position for the period ended December 31, 2000, is as follows (audited, dollar amounts in thousands, except for per share information):

Total Assets...............................................$       82,430
Total Deposits.............................................$       72,178
Total Shareholders Equity..................................$        9,585
Net Income.................................................$          550
Number of Issued and Outstanding Shares....................$    1,900,000
Book Value Per Share.......................................$         5.04
Net Income Per Share.......................................$         0.29

A history of the Company's financial position for the year ended December 31, 1999, is as follows (audited, dollar amounts in thousands, except for per share information):

Total Assets.................................................$       51,031
Total Deposits...............................................$       41,816
Total Shareholders Equity....................................$        9,027
Net Income ..................................................$          297
Number of Issued and Outstanding Shares......................$      950,000
Book Value Per Share Adjusted for Stock Split................$         4.75
Net Income Per Share Adjusted for Stock Split................$         0.16

Monetary Policies
-----------------

     The results of operations of the Company and the Bank are affected by the credit policies of monetary authorities, particularly the Federal Reserve, even though neither the Company nor the Bank is a member of the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U. S. government securities, changes in discount rates on member bank borrowings, and changes in reserve requirements against member bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Bank.

Supervision and Regulation
--------------------------

     The Company is subject to state and federal governmental regulations. The Financial Institutions Code of Georgia (the "Financial Institutions Code") limits the ability of the Company to acquire direct or indirect ownership or control of a material percentage of voting shares of any bank. The Financial Institutions Code also restricts the Company from acquiring substantially all of the assets of a bank. Finally, the Financial Institutions Code limits the ability of the Company to merge or consolidate with another bank holding company. These provisions are not anticipated to have a material impact upon the operations of the Company.

     The Financial Institutions Code also requires a bank holding company to register with the Department of Banking and Finance (the "Department"), providing information regarding financial condition, operation and management. The Financial Institutions Code also requires the Company to file such reports confirming compliance with state regulations and orders. The Department may also make examinations of the Company, at the Company's expense, as it deems necessary.

     The Georgia Interstate Banking Act (the "Georgia Act") permits bank holding companies located in any state outside of Georgia to acquire Georgia banks, or bank holding companies owning Georgia banks, if the state in which the acquiring company's principal place of business is located permits Georgia bank holding companies to make acquisitions in that state. However, the Georgia Act prohibits the acquisition of banks in operation less than five years. Further, the board of directors of a Georgia bank or bank holding company may adopt a resolution to exempt its bank holding company or bank from acquisition under the Georgia Act. Finally, acquisition of a bank requires the prior approval of the Department and the Federal Reserve. The Board of Directors of the Company and the Board of Directors of the Bank have not adopted to date a resolution to exempt the Company or the Bank from acquisition under the Georgia Act.

     The Bank Holding Company Act of 1956, as amended (the "BHCA") restricts the ability of a bank holding company to redeem its stock. The regulations promulgated under the BHCA provide that a bank holding company may not redeem its shares without prior written notice to the Federal Reserve under certain circumstances. Unless a bank holding company, both before and immediately after the redemption, is well-capitalized, well-managed, and not subject to any unresolved supervisory issues, a bank holding company is obligated to give the Federal Reserve prior written notice before purchasing or redeeming its equity securities if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the company for all such purchases or redemptions during the preceding 12 months, is equal to 10 percent or more of the company's consolidated net worth. Further, any notice filed under this section must contain the purpose of the transaction, a description of the securities to be purchased or redeemed, the total number of each class outstanding, the gross consideration to be paid, and the terms and sources of funding for the transaction, a description of all equity securities redeemed within the preceding 12 months, the net consideration paid and the terms of any debt incurred in connection with those transactions, and if the bank holding company has consolidated assets of $150 million or more, consolidated pro forma risk-based capital and leverage ratio calculations for the bank holding company as of the most recent quarter, and, if the redemption is to be debt funded, a parent-only pro forma balance sheet of the most recent quarter (or if the bank holding company has consolidated assets of less than $150 million, a pro forma balance sheet as of the most recent quarter, and, if the redemption is to be debt funded, one-year income statement and cash flow projections). The Federal Reserve is authorized to disapprove a proposed purchase or redemption if it would constitute an unsafe or unsound practice, or would violate any law, regulation, order, directive, or condition imposed by, or written agreement with, the Federal Reserve.

     The BHCA also regulates any change in control of a state member bank or a bank holding company. Generally, any person acting directly or in concert with other persons must provide 60 days written notice before acquiring control of a bank holding company. "Control" is deemed found if, immediately after the transaction, the acquiring person owns, controls or holds power to vote 25% or more of the voting securities of the institution. "Control" may be found if, immediately after the transaction, the acquiring person owns, controls or holds power to vote 10% or more of the voting securities of an institution with securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or no other person owns, controls or holds power to vote a greater percentage of those voting securities. The person may consummate the acquisition 60 days after notice absent disapproval by the Federal Reserve.

     The Riegle Community Development and Regulatory Improvement Act of 1994 ("RCDRIA") promotes economic revitalization and community development to "investment areas." The RCDRIA provides procedures for expediting bank holding company applications, eliminating prior approval of the Federal Reserve for the acquisition of control of a bank in a reorganization in which persons exchange their shares for shares of a newly-formed bank holding company provided the bank holding company immediately after the acquisition meets capital and other financial standards and the bank is "adequately capitalized," the holding company does not engage in any activities other than those of managing and controlling banks, company provides 30 days prior notice to the board of the transaction, and the holding company will not acquire control of any additional bank. The RCDRIA also provides for reduction of post-approval waiting periods, decreasing the waiting period from 30 days to 15 days in most instances. The RCDRIA also exempts from federal securities registration securities issued in connection with the formation of a one-bank holding company.

     The RCDRIA also permits a bank holding company to engage in non-banking activities or acquire or retain ownership or control of the shares of a company engaged in non-banking activities if prior written notice of the proposed transaction or activity is provided to the Federal Reserve at least 60 days before the transaction or activity occurs or commences. In assessing the proposed transaction or activity, the board will consider whether performance of the activity by a bank holding company or a subsidiary can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency that outweighs possible adverse effects.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") permits bank holding companies to merge their multi-state bank subsidiaries into a single bank by June 1, 1997, unless state legislators act to "opt-out" of this provision, to acquire banks in any state one year after the effective date of the Interstate Banking Act, and permit banks to establish de novo branches across state lines so long as the individual states into which a potential de novo entrant proposes to branch specifically passes legislation to "opt-in."

     Under the Interstate Banking Act, a bank may merge beginning on June 1, 1997, with a bank in another state so long as the transaction does not involve a bank in a home state which has enacted a law after the date of enactment of the Interstate Banking Act and before June 1, 1997, that applies equally to all out of state banks and expressly prohibits such interstate merger transactions. Such a law would have no effect on merger transactions approved before the effective date of such state law. States may also elect to permit merger transactions before June 1, 1997. The Interstate Banking Act authorizes interstate mergers involving the acquisition of a branch of a bank without the acquisition of the bank only as state law permits an out of state acquired to acquire a branch without acquiring the bank. State minimum age laws for banks to be acquired will be preserved unless state law provides for a minimum age period of more than five years. After consummation of any interstate merger transaction, a resulting bank may establish or operate additional branches at any location where any bank involved in the transaction could have established or operated a branch under applicable federal or state law.

     The Federal  Reserve is  authorized  to approve the  acquisition  by a well capitalized and adequately managed bank holding company of a bank that is located in another state without regard as to whether the acquisition is prohibited under the laws of any state. Again, state minimum age laws for banks to be acquired will be preserved unless the state law provides for a minimum age period of more than five years. The Federal Reserve may not approve an interstate acquisition which would result in the acquirer's controlling more than 10% of the total amount of deposits of insured depository institutions in the United States with 30% or more of the deposits in the home state of the target bank. A state may waive the 30% limit based on criteria that does not discriminate against out of state institutions. The limitations do not apply to the initial entry into a state by a bank holding company unless the state has a deposit concentration cap that applies on a nondiscriminatory basis to in state or out of state bank holding companies making an initial acquisition.
Notwithstanding the foregoing, anti-trust laws are not affected by the Interstate Banking Act.

     The Bank is also subject to state and federal governmental regulations. The Bank operates as a banking institution incorporated under the laws of the State of Georgia and subject to examination by the Department. The Bank must also comply with the state usury laws which limit the rates of interest which may be charged on certain types of loans. The Bank is also, as a nonmember insured bank, subject to the powers, functions and duties of the Federal Deposit Insurance Corporation ("FDIC").

     The Department regulates all areas of the Bank's commercial banking operations, including de novo branching, banking ------- facilities, mergers, interest rate ceilings and holding companies. The Bank must also comply with state usury laws that limit the rates of interest which may be charged on certain types of loans. For example, the Financial Institutions Code limits the establishment and operation of bank offices and bank facilities generally within the county in which the parent bank or branch bank is situated. State law also limits, upon approval by the Department, the merger or consolidation of banks.

     In addition to state banking laws and regulations applicable to the Bank as a state banking institution, the Bank is also regulated, as an insured institution not a member bank of the Federal Reserve System, by the FDIC. The major functions of the FDIC with respect to insured banks include paying off depositors to the extent provided by law in the event a bank is closed without adequate provisions having been made to pay the claims of depositors, acting as the receiver of state banks placed in receivership when appointed receiver by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. In addition, the FDIC is authorized to examine insured banks which are not members of the Federal Reserve System to determine the condition of such banks for insurance purposes. The FDIC is also authorized to approve mergers, consolidations and assumption of deposit liability transactions between insured banks and non-insured banks or institutions, and to prevent capital or surplus diminution in such transactions whether resulting, continued, or assumed bank is an insured non-member state bank. Also, the FDIC closely examines non-member banks for compliance with certain federal statutes such as the Community Reinvestment Act and the Truth-and-Lending Act.

     The Federal Deposit Insurance Act (the "Act"), including the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), generally regulates the Bank's operations and compliance with federal banking laws. FIRREA was enacted primarily in an attempt to address problems in the savings and loan industry. However, FIRREA has had a substantial effect on the environment in which commercial banks operate. The Bank is required to meet certain core, tangible and risk-based capital ratios. In addition, the annual assessment rates for banks insured by the FDIC increased from .083% of insured deposits to .12% of insured deposits in 1990, to .195% in 1991, and to .23% of insured deposits in 1992. Banks will be entitled to a rebate of deposit insurance premiums when the FDIC's insurance reserves equal 1.25% of estimated insured deposits (unless the FDIC determines future losses are probable). The increase in deposit premiums is directly attributable to the large number of insured banks which have failed in recent years.

     FDICIA was enacted in large measure to improve the supervision and examination of insured depository institutions in an effort to reduce the number of bank failures and the resulting demands on the deposit insurance system. FDICIA generally divides insured financial institutions into five categories:
(1) well capitalized institutions having a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) adequately capitalized institutions having a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) undercapitalized institutions having a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%; (4) significantly undercapitalized institutions having a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) critically undercapitalized institutions having a ratio of tangible equity to total assets of 2% or less. As an institution drops below the well capitalized category, it becomes subject to increasing scrutiny, decreasing management flexibility, and increasingly onerous regulatory control.

     For example, the FDICIA requires all depository institutions with assets in excess of $150 million, or such larger threshold as may be established by the FDIC, prepare and submit to the FDIC an appropriate federal and state banking regulators annual financial statements that have been audited by independent public accountants, file reports repaired by the depository institutions containing a statement by management of its responsibilities and by the depository institutions' independent public accountant attesting to the accuracy of management's annual assessment of its financial reporting, internal controls and regulatory compliance, and establish an audit committee composed of members of the board of directors who are independent of management. The FDIC has provided by regulation that these provisions of the FDICIA do not apply to depository institutions with assets less than $500 million. An enactment of the FDICIA has also resulted in the promulgation of regulations by regulatory agencies that will tend to restrict to some degree the real estate lending practices of financial institutions. FDICIA also provides a ban on acceptance of brokered deposits except by well capitalized institutions and by adequately capitalized institutions with the permission of the FDIC, and for restrictions on activities engaged in by state banks and their subsidiaries, including insurance underwriting, to the same activities permissible for national banks and their subsidiaries, unless the state bank is well capitalized and a determination is made by the FDIC that the activities do not pose a significant risk to the insurance fund. The FDICIA otherwise provides for additional supervision and regulation of financial institutions, the effect of which is likely to increase the operating expenses of the Bank.

     The FDICIA also contains provisions requiring prompt corrective action by financial institutions which are characterized as "under capitalized" or worse. The action required to be taken by such institutions includes the requirement of filing a capital plan with the bank's primary federal regulator, prohibition on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring. Other restrictions may be imposed on the institution either by its primary federal regulator or by the FDIC, including requirements to raise additional capital, sell assets, or to sell the institution. At December 31, 2000, the Bank exceeded those minimum capital requirements.

     The RCDRIA establishes a Community Development Financial Institutions Fund to achieve these objectives. The fund is authorized to provide financial assistance through a variety of mechanisms, including equity investments, grants, loans, credit union shares and deposits. The amount of assistance any community development financial institution and its subsidiaries and affiliates may receive is generally limited to $5,000,000.00. A qualifying institution may receive an additional $3.75 million for the purpose of serving an investment area in another state.

     The RCDRIA also provides certain regulatory relief, requiring each federal agency to streamline and modify its regulations and policies, remove inconsistencies and eliminate outmoded and duplicative requirements. The RCDRIA also directs the federal agencies to coordinate examinations among affiliate banks, coordinate examinations with other federal banking agencies, and work to coordinate with state banking agencies. The federal banking agencies are also directed to work jointly in developing a system for banks and savings associations to file reports and statements electronically and to adopt a single form for filing core information in reports and statements.

     The Interstate Banking Act now provides that banks may establish branches across state lines upon approval of the appropriate federal regulator if the state "opts-in" by enacting legislation that expressly permits de novo interstate branching. The establishment of the initial branch in a host state which permits de novo interstate branching is subject to the same requirements which apply to the initial acquisition of a bank in a host state, other than the deposit concentration limits, since the bank would not control any deposits in the host state at the time of entry. Once a branch has been established by de novo branching, the bank may establish and acquire additional branches at any location in the host state in the same manner as any bank in the host state could have established or acquired under applicable federal or state law.

Regulatory and Legislative Changes
----------------------------------

     The Gramm-Leach-Bliley Act (the "Gramm Act"), adopted November 12, 1999, is intended to enhance competition in the financial services industry by providing a framework for the affiliation of banks, brokerage firms, insurance companies and other financial service providers. If the bank holding company and its subsidiaries have a satisfactory or better rating under the Community Reinvestment Act of 1977, then the Gramm Act permits a bank holding company to become a financial holding company.

     The Gramm Act also streamlines the Federal Reserve's supervision of bank holding companies, liberalizing the reporting and examination requirements of the BHCA. The Gramm Act prohibits regulations of the capital of a bank holding company, so long as the bank holding company is not a bank and is in compliance with the capital regulations of the Securities and Exchange Commission (the "Commission") and the appropriate state authority.

     The Gramm Act generally limits the Federal Reserve's ability to regulate a bank holding company subsidiary directly. For example, the Gramm Act prohibits the Federal Reserve from requiring bank holding companies to provide funds or other assets to subsidiary banks, so long as the bank holding company or its affiliate is an insurance company, broker or dealer registered under the Exchange Act and providing such funds would have a material adverse effect on the financial condition of the company. The Federal Reserve may, however, order the bank holding company to divest of the bank subsidiary within 180 days. Moreover, the Federal Reserve (or FDIC or Office of the Comptroller of the Currency) may impose certain "prudential safeguards" regulating transactions between a bank and its affiliates if consistent with the purposes of certain banking laws. The Gramm Act also amends previous legislation permitting the Federal Reserve to order a bank holding company to terminate all non-banking activities or divest itself of control in the non-banking subsidiary in cases where the Federal Reserve found the activities to be a serious risk to the subsidiary bank. The Gramm Act now allows the bank holding company to elect whether to terminate the activity or divest, as before, or terminate ownership and control of the bank itself.

ITEM 2.  DESCRIPTION OF THE PROPERTY
------------------------------------

     The Company is located at 6639 Highway 53 East, Dawsonville, Georgia 30534. The property is owned by the Bank. The Bank conducts its operations from its main office location at 6639 Highway 53 East, Dawsonville, Georgia 30534 and from two branches: its supermarket branch at 120 South Center Lane, Dawsonville, Georgia 30534. The supermarket branch and the downtown branch are leased by the Bank. The Bank is presently developing property at 34 Holcomb Way, Marble Hill, Georgia 30148 in Pickens County for a future branch.

     The Bank's main office consists of approximately 11,000 square feet, 4 drive-up windows, an automated teller machine ("ATM") and an adjacent parking lot. The supermarket branch has been in continuous operation since it opened in September, 1998. The branch lease space is approximately 1,000 square feet, with an ATM but no drive-up windows. The monthly lease rental is $2,500, with the lease expiring in 2003. The downtown branch has been in continuous operation since it opened in October, 2000. The branch lease space is approximately 3,000 square feet, with an ATM and one drive-up window. The monthly lease rental is $3,500, with the lease expiring in 2003. The Bank's new branch in Pickens County is expected to consist of approximately 3,300 square feet, with 2 drive-up windows, an ATM and adjacent parking lot. The new branch is scheduled to open in May, 2001.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         Neither the Company nor the Bank is a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Company. The Company is not a party to any legal, administrative or judicial proceeding under Section 8 of the BHCA. To the knowledge of the management of the Company, no such proceedings are contemplated or threatened against the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         The Company did not submit any matter during the fourth quarter of the fiscal year ending December 31, 2000 to a vote of security holders through the solicitation of proxies or otherwise. The Bank did hold a special meeting of shareholders on March 21, 2000 for the purpose of considering a plan of reorganization pursuant to which the Bank would become and thereafter operated as a wholly-owned subsidiary of the Company. The reorganization was approved by more than two-thirds (2/3) of the outstanding shares of common stock of the Bank entitled to vote and present at the special meeting of shareholders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

         There is no established trading market for shares of the common stock of the Company. Further, management of the Company has no reason to expect that an established trading market will develop in the common shares of the Company. The following table reflects the trades of shares of the Company from inception May 15, 1998 through December 31, 2000 based on limited available information.


           YEAR              NUMBER OF SHARES TRADED#       HIGH SELLING PRICE*           LOW SELLING PRICE*
           ----              ------------------------       -------------------           ------------------
1998
    First Quarter                       N/A                         N/A                           N/A
    Second Quarter                      N/A                         N/A                           N/A
    Third Quarter                      1,100                       $12.00                       $10.00
    Fourth Quarter                     2,000                       $16.00                       $14.00

1999
    First Quarter                      5,000                       $16.00                       $16.00
    Second Quarter                     2,000                       $16.00                       $16.00
    Third Quarter                      2,600                       $16.00                       $16.00
    Fourth Quarter                     4,000                       $16.00                       $16.00

2000
    First Quarter                      1,000                       $16.00                       $16.00
    Second Quarter                     1,750                       $16.00                       $16.00
    Third Quarter                      5,350                       $18.00                       $16.00
    Fourth Quarter                     1,400                       $20.00                       $18.00


# According to information available to Management of the Company, the above Table includes trades between family members with respect to 10,000 shares during the years ended December 31, 2000 and 1999. There were no shares traded between family members during the year ended December 31, 1998.

* The Company is not generally made aware of the number of shares of the Company stock trades or the prices at which such shares have traded. The prices reported are best upon the best available information.

As of December 31, 2000, the Company had approximately 740 shareholders of record of the Company's common stock.

         The Company is also allowed to declare and pay dividends in authorized but unissued shares of its stock, provided there is transferred to capital stock an amount equal to the value of the shares distributed and provided further that after payment of the dividend the Company continues to maintain required levels of paid-in capital and appropriated retained earnings. The Company did not pay a stock dividend to its shareholders in 1999 or 2000.

         In the absence of other activities conducted by the Company following the reorganization, its ability to pay dividends will depend upon the earnings of the Bank. The Board of Directors of the Company hopes future operations of the Company result in a payment of dividends to its shareholders. However, the Company can not assure the future payment of dividends, either in cash or in stock, in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

The following is a discussion of our financial condition and the financial condition of our bank subsidiary, Chestatee State Bank, at December 31, 2000 and 1999 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Forward-Looking Statements

We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and reports to stockholders. Statements made in the Annual Report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. We caution that such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by us, or on our behalf.

Overview

The year 2000 was highlighted by significant loan and deposit growth. We completely recouped accumulated deficits incurred through 1999, and reported net income of $550,000. Our primary market area of Dawson County, Georgia continues to grow, and we are strategically positioned to take advantage of the growth. We are expanding geographically by adding a new branch in downtown Dawsonville in

2000, and adding a new branch in neighboring Pickens County to open in mid-2001. The area's growth should provide a base for continued profitability.

Financial Condition at December 31, 2000 and 1999

The following is a summary of our balance sheets for the periods indicated:

                                                December 31,
                                         2000                1999
                                           (Dollars in Thousands)

Cash and due from banks          $       5,032      $        2,264
Federal funds sold                       2,730               2,420
Securities                               3,639               3,492
Loans, net                              66,329              39,245
Premises and equipment                   3,632               2,970
Other assets                             1,068                 640
                                       -------             -------

                                 $      82,430      $       51,031
                                        ======              ======

Total deposits                   $      72,178      $       41,816
Other borrowings                            50                  --
Other liabilities                          617                 188
Stockholders' equity                     9,585               9,027
                                       -------             -------

                                 $      82,430      $       51,031
                                        ======              ======

Financial Condition at December 31, 2000 and 1999

As of December 31, 2000, we had total assets of $82.4 million, an increase of 62% over December 31, 1999. Total interest-earning assets were $73.4 million at December 31, 2000 or 89.09% of total assets as compared to 89.27% of total assets at December 31, 1999. Our primary interest-earning assets at December 31, 2000 were loans, which made up 91% of total interest-earning assets as compared to 87% at December 31, 1999. Our loan to deposit ratio was 93% at December 31, 2000 as compared to 95% at December 31, 1999. Deposit growth of $30.3 million, has been used primarily to fund loan growth of $27.4 million. The balance of the deposit growth funded an increase in cash and due from banks of $2.7 million.

Our securities portfolio, consisting of U.S. Agency securities and restricted equity securities, amounted to $3.6 million at December 31, 2000. Unrealized losses on securities available-for-sale decreased to $2,000 at December 31, 2000 from $9,000 at December 31, 1999. Unrealized losses on securities held-to-maturity decreased to $9,000 at December 31, 2000 from $39,000 at December 31, 1999. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

We have 61% of our loan portfolio collateralized by real estate located in our primary market area of Dawson County, Georgia and surrounding counties. Our real estate mortgage portfolio consists of loans collateralized by one to four-family residential properties (41%), construction loans to build one to four-family residential properties (19%), and nonresidential properties consisting primarily of small business commercial properties (40%). We generally require that loans collateralized by real estate not exceed 80% of the collateral value.

The remaining 39% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market area are stable with no indications of a significant downturn in the local economy.

We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Also, we establish and periodically review our lending policies and procedures. State banking regulations limit exposure by prohibiting secured loan relationships that exceed 25% of the Bank's statutory capital and unsecured loan relationships that exceed 15% of the Bank's statutory capital.

Liquidity and Capital Resources

The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals, and our other needs. Traditional sources of liquidity include asset maturities and growth in core deposits. A company may achieve its desired liquidity objectives from the management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective. The liability base provides sources of liquidity through deposit growth, the maturity structure of liabilities, and accessibility to market sources of funds.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. We attempt to price deposits to meet asset/liability objectives consistent with local market conditions.

Our liquidity and capital resources are monitored on a periodic basis by management, State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity was considered satisfactory.

At December 31, 2000, we had loan commitments outstanding of $15.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At December 31, 2000, we had arrangements with three commercial banks for additional short-term advances of $4,000,000.

At December 31, 2000, our capital ratios were considered adequate based on regulatory minimum capital requirements. Stockholders' equity increased due to net income in 2000 of $550,000 and the increase in the fair value of securities available-for-sale, net of tax, in the amount of $8,000. For regulatory purposes, the net unrealized gains and losses on securities available-for-sale are excluded in the computation of the capital ratios.

In the future, the primary source of funds available to Chestatee Bancshares, Inc. will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, the Bank could pay $154,000 in dividends without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for Chestatee Bancshares, Inc. and the Bank as of December 31, 2000 are as follows:

                                                                      Actual
                                                       ------------------------------------

                                                                                   Regulatory
                                              Consolidated           Bank          Requirements
                                              ------------           ----          ------------

     Leverage capital ratio                       11.97%            12.03%            5.00%
     Risk-based capital ratios:
        Core capital                              13.97             14.06             6.00
        Total capital                             15.05             15.13            10.00

At December 31, 2000, we had no material commitments for capital expenditures. We anticipate spending approximately $330,000 on the construction of our new branch.

These ratios may decline as asset growth continues, but are expected to exceed the regulatory minimum requirements. Anticipated future earnings will assist in keeping these ratios at satisfactory levels.

We believe that our liquidity and capital resources are adequate and will meet our foreseeable short and long-term needs. We anticipate that we will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, our other material commitments and liabilities.

Management is not aware of any other known trends, events or uncertainties, other than those discussed above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities that, if they were implemented, would have such an effect.

Effects of Inflation
--------------------

The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets that are primarily monetary in nature and that tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. We, through our asset-liability committee, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of the Bank's interest rate sensitive assets and liabilities, see the "Asset/Liability Management" section.

Results of Operations For The Years Ended December 31, 2000 and 1999

 The following is a summary of our operations for the years indicated.

                                              Years Ended December 31,
                                             2000                1999
                                              (Dollars in Thousands)

Interest income                           $  6,180             $ 3,426

Interest expense                             2,824               1,330
                                             -----               -----

Net interest income                          3,356               2,096

Provision for loan losses                      347                 245

Other income                                   432                 335

Other expenses                               2,881               1,889
                                             -----               -----

Pretax income                                  560                 297

Income taxes                                    10                   -
                                           -------              ------

Net income                                $    550             $   297
                                            ======               =====

Net Interest Income
-------------------

Our results of operations are determined by our ability to manage interest income and expense effectively, to minimize loan and investment losses, to generate non-interest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends on our ability to obtain an adequate net interest spread between the rate we pay on interest-bearing liabilities and the rate we earn on interest-earning assets.

The net yield on average interest-earning assets was 5.45% in 2000 as compared to 5.43% in 1999. Average loans increased by $23.1 million which were the primary change in average interest-earning assets that increased overall by $23.0 million. Average interest-bearing liabilities increased by $18.6 million with average time deposits accounting for the vast majority of this increase. The rate earned on average interest-earning assets increased to 10.03% in 2000 from 8.87% in 1999. The rate paid on average interest-bearing liabilities increased to 5.53% in 2000 as compared to 4.08% in 1999.

Provision for Loan Losses
-------------------------

The provision for loan losses was $347,000 in 2000 as compared to $245,000 in 1999. The amounts provided were due primarily to the growth of the portfolio and to our assessment of the inherent risk in the portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. As of December 31, 2000 and 1999, we had no nonperforming loans or assets. The allowance for loan losses as a percentage of total loans at December 31, 2000 and 1999 was 1.10% and 1.00%, respectively.

Other Income
------------

Other operating income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Other operating income was $432,000 in 2000 as compared to $335,000 in 1999. The increase is due to an increase in service charges on deposit accounts of $123,000 related to overall deposit growth offset by a decrease in mortgage loan origination fees of $38,000.

Other Expenses
--------------

Other expenses were $2,881,000 in 2000 as compared to $1,889,000 in 1999, an increase of $992,000. Salaries and employees benefits increased by $361,000 due to an increase in the number of full time equivalent employees to 37 at December 31, 2000 from 25 at December 31, 1999 and other annual salary increases.
Equipment and occupancy expenses increased by $173,000 due primarily to increased depreciation costs of $59,000 and increased repairs and maintenance costs of $49,000. Other operating expenses increased by $458,000 due primarily to increased data processing costs of $133,000, increased legal and professional fees of $77,000, increased stationery and supplies expense of $70,000, increased advertising costs of $44,000 and increased other operating costs of $134,000. The increases in other operating expenses are directly attributable to the overall growth of the Bank.

Income Tax
----------

We have reported income tax expense in 2000 of $10,000. The rate of tax as a percentage of pretax income was 2% as compared to the Federal statutory rate of 34%. The significant difference is due to the recognition of $168,000 of deferred tax assets that had been previously accorded a valuation allowance. No income tax expense was reported in 1999 due to accumulated deficits incurred through 1999.

Asset/Liability Management
--------------------------

Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures designed to ensure acceptable composition of the asset/liability mix. Management's overall philosophy is to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships, and corporations.

Our asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the Bank's Board of Directors on a monthly basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") that limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur that would negatively affect our liquidity position.

At December 31, 2000, our cumulative one year interest rate-sensitivity gap ratio was 85%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2000, the interest rate- sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                                                  After             After
                                                                  Three              One
                                                                 Months            Year but
                                                 Within            but             Within             After
                                                  Three           Within            Five              Five
                                                 Months          One Year           Years             Years          Total
                                                                   (Dollars in Thousands)


Interest-earning assets:
     Federal funds sold                     $      2,730       $        --       $        --     $        --      $      2,730
     Securities                                      596             1,894             1,149              --             3,639
     Loans                                        29,961            10,261            22,013           4,831            67,066
                                                  ------            ------            ------           -----            ------

                                                  33,287            12,155            23,162           4,831            73,435
                                                  ------            ------            ------           -----            ------

Interest-bearing liabilities:
     Interest-bearing demand
          deposits                                19,987                --                --              --            19,987
     Savings                                       1,411                --                --              --             1,411
     Certificates of deposit                       8,467            23,260            11,497               8            43,232
     Note payable                                     --                50                --              --                50
                                               ---------           -------          --------         -------           -------

                                                  29,865            23,310            11,497               8            64,680
                                                  ------            ------            ------        --------            ------

Interest rate sensitivity

     gap                                    $      3,422       $   (11,155)      $    11,665     $     4,823      $      8,755
                                                 =======           ========           ======           =====             =====
Cumulative interest rate

     sensitivity gap                        $      3,422       $    (7,733)      $     3,932     $     8,755
                                                   =====         ==========            =====           =====
Interest rate sensitivity

     gap ratio                                     1.11             .52               2.01            603.88
                                                 ======        ========           ========            ======
Cumulative interest rate

     sensitivity gap ratio                         1.11             .85               1.06             1.14
                                                 ======        ========           ========          =======

               SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of our assets, liabilities and stockholders' equity; the interest rates we experience; our investment portfolio; our loan portfolio, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and allowance for loan losses; types of deposits and the return on equity and assets.

                    DISTRIBUTION OF ASSETS, LIABILITIES, AND
                              STOCKHOLDERS' EQUITY:
                    INTEREST RATES AND INTEREST DIFFERENTIALS

Average Balances

The condensed average balance sheet for the year indicated is presented below.(1)

                                                             Years Ended December 31,
                                                              2000              1999
                                                             (Dollars in Thousands)
                   ASSETS

     Cash and due from banks                           $      2,185       $    1,383
     Taxable securities                                       3,767            4,728
     Securities valuation account                                (7)              (6)
     Federal funds sold                                       3,964            3,138
     Loans (2)                                               53,874           30,764
     Allowance for loan losses                                 (526)            (294)
     Other assets                                             3,803            3,282
                                                            -------          -------
                                                       $     67,060       $   42,995
                                                             ======           ======

     Total interest-earning assets                     $     61,605       $   38,630
                                                             ======           ======

          LIABILITIES AND STOCKHOLDERS' EQUITY

     Deposits:
          Noninterest-bearing demand                   $      6,214       $    1,422
          Interest-bearing demand                            19,654           20,572
          Savings                                               828              420
          Time                                               30,605           11,473
                                                             ------        ---------
                   Total deposits                            57,301           33,887

          Federal funds purchased                                --               91
          Note payable                                           26               --
          Other liabilities                                     371              184
                                                           --------         --------
                   Total liabilities                         57,698           34,162
          Stockholders' equity                                9,362            8,833
                                                            -------        ---------
                                                       $     67,060       $   42,995
                                                             ======           ======

          Total interest-bearing liabilities           $     51,113       $   32,556
                                                             ======         ========

[FN]
(1) For each category, average balances were determined using the daily average balances during the year.

(2) Nonaccrual loans included in average balances for 1999 were $53,000. There was no nonaccrual loans included in average balances for 2000.

Interest Income and Interest Expense

The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                                   Years Ended December 31,
                                                              2000                            1999
                                                                     Average                        Average
                                                     Interest         Rate            Interest       Rate
                                                                    (Dollars in Thousands)

INTEREST INCOME:
     Interest and fees on loans (1)                  $  5,702         10.58%         $   3,014        9.80%
     Interest on taxable securities                       216          5.73                248        5.25
     Interest on federal funds sold                       262          6.62                164        5.23
                                                       ------                           ------
     Total interest income                              6,180         10.03              3,426        8.87
                                                        -----                            -----

INTEREST EXPENSE:
     Interest on interest-bearing
       demand deposits                                    824          4.20                671        3.26
     Interest on savings deposits                          25          2.97                 13        2.97
     Interest on time deposits                          1,973          6.45                641        5.59
     Interest on federal funds purchased                   --            --                  5        5.46
     Interest on note payable                               2          9.00                 --          --
                                                        -----                            -----
     Total interest expense                             2,824          5.53              1,330        4.08
                                                        -----                            -----

NET INTEREST INCOME                                  $  3,356                        $   2,096
                                                        =====                            =====

     Net interest spread                                               4.50%                          4.78%
                                                                       ====                           ====
     Net yield on average interest-earning assets                      5.45%                          5.43%
                                                                       ====                           ====

[FN]
(1) Interest and fees on loans includes $452,000 and $281,000 of loan fee income for the years ended December 31, 2000 and 1999, respectively. There was no interest income recognized on nonaccrual loans during 2000 or 1999.

Rate and Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately on a consistent basis to the change due to volume and the change due to rate.

                                                    Year Ended December 31,
                                                        2000 vs. 1999
                                                       Changes Due To:

                                                    Rate      Volume      Net
                                                       (Dollars in Thousands)
Increase (decrease) in:
     Income from interest-earning assets:
     Interest and fees on loans                    $   260   $ 2,428    $ 2,688
     Interest on taxable securities                     21       (53)       (32)
     Interest on federal funds sold                     49        49         98
                                                   -------   -------    -------
              Total interest income                    330     2,424      2,754
                                                   -------   -------    -------

     Expense from interest-bearing liabilities:
     Interest on interest-bearing
              demand deposits                          184       (31)       153
     Interest on savings deposits                       --        12         12
     Interest on time deposits                         112     1,220      1,332
     Interest on note payable                           --         2          2
     Interest on federal funds purchased                --        (5)        (5)
                                                   -------   -------    -------
              Total interest expense                   296     1,198      1,494
                                                   -------   -------    -------

              Net interest income                  $    34   $ 1,226    $ 1,260
                                                   =======   =======    =======

                              INVESTMENT PORTFOLIO

Types of Investments

The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

                                                December 31,
                                      2000                      1999
                                          (Dollars in Thousands)

     U.S. Government agencies     $   3,543                 $    3,396
     Equity securities                   96                         96
                                    -------                    -------
                                  $   3,639                 $    3,492
                                      =====                      =====

Maturities

The amounts of debt securities in each category as of December 31, 2000 are shown in the following table according to contractual maturity classifications
(1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years.

                                                               After one                  After five
                                 One year or less            through five years        through ten years
                                Amount    Yield (1)        Amount    Yield (1)      Amount      Yield (1)

U.S. Government agencies    $    2,394      5.79% $         1,149        6.53%     $     --        -
                                 =====                      =====                    ======

                                   After ten years               Total
                                 Amount    Yield (1)       Amount      Yield (1)

U.S. Government agencies    $       --         -         $  3,543        6.03%
                              ========                      =====

[FN]
(1) The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

                                 LOAN PORTFOLIO

Types of Loans

The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                               December 31,
                                          2000            1999
                                          (Dollars in Thousands)

Commercial                             $ 16,896        $  5,104
Real estate-construction                  7,707           4,900
Real estate-mortgage                     33,451          23,713
Consumer installment and other            9,012           5,925
                                         -------        -------
                                         67,066          39,642
Less allowance for loan losses             (737)           (397)
                                        -------         -------
              Net loans                $ 66,329        $ 39,245
                                         ======          ======

Maturities and Sensitivities of Loans to Changes in Interest Rates

Total loans as of December 31, 2000 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, and (3) after five years.

                                               (Dollars in Thousands)
Commercial
     One year or less                             $   8,237
     After one through five years                     6,408
     After five years                                 2,251
                                                   --------
                                                     16,896
                                                   --------

Construction
     One year or less                                 7,707
     After one through five years                         -
     After five years                                     -
                                                   --------
                                                      7,707

Other
     One year or less                                24,367
          After one through five years               14,728
          After five years                            3,368
                                                    -------
                                                     42,463
                                                    -------

                                                  $  67,066
                                                  =========

The following table summarizes loans at December 31, 2000 with the due dates after one year that have predetermined and floating or adjustable interest rates.

                                                  (Dollars in Thousands)

Predetermined interest rates                              $    18,463
Floating or adjustable interest rates                           8,292
                                                              -------
                                                          $    26,755

Risk Elements

Information with respect to nonaccrual, past due, restructured and other problem loans at December 31, 2000 and 1999 is as follows:


                                                              December 31,
                                                           2000        1999
                                                         (Dollars in Thousands)


Nonaccrual loans                                             $0         $0
Loans contractually past due ninety
     days or more as to interest or
     principal payments and still accruing                    1          3
Restructured loans                                            0          0
Loans, now current about which there are
     serious doubts as to the ability of the
     borrower to comply with loan repayment terms             0          0
Interest income that would have been recorded
     on nonaccrual and restructured loans under
     original terms                                           0          5
Interest income that was recorded on
     nonaccrual and restructured loans                        0          0


It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. This status is accorded interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                         SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes average loan balances for the year determined using the daily average balances during the year; changes in the allowance for loan losses arising from loans charged off; recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the year to average loans.

                                                     Years Ended December 31,
                                                       2000           1999
                                                    (Dollars in Thousands)

Average amount of loans outstanding                $  53,874       $  30,764
                                                      ======          ======

Balance of allowance for loan losses
     at beginning of year                          $     397       $     152
                                                    --------         -------

Loans charged off

     Commercial and financial                             --              --
     Real estate- mortgage                                 7              --
     Installment                                          --              --
                                                     -------          ------
                                                           7              --
                                                      ------          ------

Loans recovered

     Commercial and financial                             --              --
     Real estate mortgage                                 --              --
     Installment                                          --              --
                                                     -------         -------
                                                          --              --
                                                     -------         -------

Net charge-offs                                            7              --
                                                      ------         -------

Additions to allowance charged to operating
     expense during year                                 347             245
                                                        ----           -----

Balance of allowance for loan losses
     at end of year                                $     737        $    397
                                                        ====           =====

Ratio of net loans charged off during the
year to average loans outstanding                         .01%            --%
                                                      =======          =====


Allowance for Loan Losses

The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions that may affect the borrower's ability to pay and the underlying collateral value of the loans.

As of December 31, 2000 and 1999, we had made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                                    December 31, 2000                     December 31, 1999
                                  Percent of loans in                  Percent of of loans in
                                      each category                        each category
                                  Amount to total loans                 Amount to total loans
                                                   (Dollars in Thousands)

Commercial                          $221        25%                       120         13%
Real estate - construction            74        12                         40         12
Real estate - mortgage               368        50                        197         60
Consumer installment
         loans and other              74        13                         40          15
                                    ----      ----                       ----        ----
                                    $737       100%                      $397         100%
                                     ===       ===                        ===         ===

                                    DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits is presented below. (1)

                                                                    Years Ended December 31,
                                                        2000                                   1999
                                                Amount         Percent                 Amount          Percent
                                                                     (Dollars in Thousands)

Noninterest-bearing demand deposits          $  6,214             -- %                $   1,422           -- %
Interest-bearing demand deposits               19,654            4.20                    20,572          3.26
Savings deposits                                  828            2.97                       420          2.97
Time deposits                                  30,605            6.45                    11,473          5.59
                                               ------                                    ------
                                              $57,301                                   $33,887
                                               ======                                    ======

[FN]
(1) Average balances were determined using the daily average balances during the year.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2000 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                                              (Dollars in Thousands)

Three months or less                            $      5,309
Over three months through six months                   3,762
Over six through twelve months                         4,519
Over twelve months                                     4,767
                                                     -------
              Total                             $     18,357
                                                      ======

                    RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

The following rate of return information for the year indicated is presented below.

                                                Years Ended December 31,
                                                2000               1999

     Return on assets (1)                       .82%                 .69%
     Return on equity (2)                      5.87                 3.37
     Dividend payout ratio (3)                 -                    -
     Equity to assets ratio (4)               13.96                20.54


(1)       Net income divided by average total assets.
(2)       Net income divided by average equity.
(3) Dividends declared per share of common stock divided by net income per share.
(4)       Average equity divided by average total assets.


ITEM 7 - FINANCIAL STATEMENTS





                    [FINANCIAL STATEMENTS BEGIN ON NEXT PAGE]

                           CHESTATEE BANCSHARES, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 2000

                           CHESTATEE BANCSHARES, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 2000

                                Table of Contents
                                -----------------

                                                                       Page
                                                                       ----

INDEPENDENT AUDITOR'S REPORT............................................F-1

FINANCIAL STATEMENTS

     Consolidated balance sheets........................................F-2
     Consolidated statements of income..................................F-3
     Consolidated statements of comprehensive income ...................F-4
     Consolidated statements of stockholders' equity....................F-5
     Consolidated statements of cash flows..............................F-6
     Notes to consolidated financial statements.........................F-7

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Chestatee Bancshares, Inc. and Subsidiary
Dawsonville, Georgia

                  We have audited the accompanying  consolidated  balance sheets of Chestatee Bancshares, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chestatee Bancshares, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                              /s/ MAULDIN & JENKINS, LLC





Atlanta, Georgia
January 12, 2001

                    CHESTATEE BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                     Assets                                               2000                  1999
                                     ------
                                                                                  ---------------------  --------------------

Cash and due from banks                                                           $          5,031,994   $         2,264,288
Federal funds sold                                                                           2,730,000             2,420,000
Securities available-for-sale                                                                2,240,056               586,381
Securities held-to-maturity, fair value of $1,390,057
   and $2,866,480, respectively                                                              1,399,315             2,905,919

Loans                                                                                       67,066,299            39,642,439
Less allowance for loan losses                                                                 736,898               397,262
                                                                                  ---------------------  --------------------
          Loans, net                                                                        66,329,401            39,245,177

Premises and equipment                                                                       3,631,474             2,969,556
Other assets                                                                                 1,067,412               639,587
                                                                                  ---------------------  --------------------

          Total assets                                                            $         82,429,652   $        51,030,908
                                                                                  =====================  ====================

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Deposits

    Noninterest-bearing                                                           $          7,547,972   $         5,102,347
    Interest-bearing                                                                        64,630,121            36,713,632
                                                                                  ---------------------  --------------------
          Total deposits                                                                    72,178,093            41,815,979
Other borrowings                                                                                50,000                     -
Other liabilities                                                                              616,423               187,837
                                                                                  ---------------------  --------------------
          Total liabilities                                                                 72,844,516            42,003,816
                                                                                  ---------------------  --------------------

Commitments and contingencies

Stockholders' equity

    Common stock; no par value; 10,000,000 shares authorized;
        1,900,000 and 950,000 shares issued and outstanding, respectively                    9,482,364             9,482,364
    Retained earnings (deficit)                                                                103,907              (446,053)
    Accumulated other comprehensive loss                                                        (1,135)               (9,219)
                                                                                  ---------------------  --------------------
          Total stockholders' equity                                                         9,585,136             9,027,092
                                                                                  ---------------------  --------------------

          Total liabilities and stockholders' equity                              $         82,429,652   $        51,030,908
                                                                                  =====================  ====================

See Notes to Consolidated Financial Statements.

                    CHESTATEE BANCSHARES, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                            2000                    1999
                                                                    ---------------------    --------------------
Interest income
    Loans                                                           $          5,701,920     $         3,013,558
    Taxable securities                                                           215,785                 248,082
    Federal funds sold                                                           262,527                 163,962
                                                                    ---------------------    --------------------
          Total interest income                                                6,180,232               3,425,602
                                                                    ---------------------    --------------------

Interest expense

    Deposits                                                                   2,822,070               1,324,791
    Other borrowings                                                               2,355                   4,942
                                                                    ---------------------    --------------------
          Total interest expense                                               2,824,425               1,329,733
                                                                    ---------------------    --------------------

          Net interest income                                                  3,355,807               2,095,869
Provision for loan losses                                                        347,200                 245,442
                                                                    ---------------------    --------------------
          Net interest income after provision for loan losses                  3,008,607               1,850,427
                                                                    ---------------------    --------------------

Other income

    Service charges on deposit accounts                                          304,606                 181,453
    Other operating income                                                       127,148                 154,277
                                                                    ---------------------    --------------------
          Total other income                                                     431,754                 335,730
                                                                    ---------------------    --------------------

Other expense

    Salaries and employee benefits                                             1,376,752               1,015,372
    Equipment and occupancy expense                                              399,647                 226,674
    Other operating expenses                                                   1,104,152                 646,694
                                                                    ---------------------    --------------------
          Total other expense                                                  2,880,551               1,888,740
                                                                    ---------------------    --------------------

          Income before income taxes                                             559,810                 297,417

Income tax expense                                                                 9,850                       -
                                                                    ---------------------    --------------------

          Net income                                                $            549,960     $           297,417
                                                                    =====================    ====================

Basic and diluted earnings per share                                $               0.29     $              0.16
                                                                    =====================    ====================

See Notes to Consolidated Financial Statements.

                    CHESTATEE BANCSHARES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                             2000                   1999
                                                                       ------------------     ------------------

Net income                                                             $         549,960      $         297,417

Other comprehensive income (loss):
        Unrealized holding gains (losses) on securities
           available-for-sale arising during period, net of
           tax (benefits) of $(696) and $- -, respectively                         8,084                 (9,219)
                                                                       ------------------     ------------------

Comprehensive income                                                   $         558,044      $         288,198
                                                                       ==================     ==================


See Notes to Consolidated Financial Statements.

                    CHESTATEE BANCSHARES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                               Common Stock                                  Accumulated
                                      --------------------------------      Retained            Other              Total
                                                          Amount            Earnings        Comprehensive      Stockholders'
                                         Shares          Paid In            (Deficit)       Income (Loss)         Equity
                                      -------------- ----------------   ----------------- ------------------  ----------------

Balance, December 31, 1998                  950,000  $     9,482,364    $       (743,470) $               -   $     8,738,894
    Net income                                    -                -             297,417                  -           297,417
    Other comprehensive loss                      -                -                   -             (9,219)           (9,219)
                                      -------------- ----------------   ----------------- ------------------  ----------------
Balance, December 31, 1999                  950,000        9,482,364            (446,053)            (9,219)        9,027,092
    Net income                                    -                -             549,960                  -           549,960
    Stock split                             950,000                -                   -                  -                 -
    Other comprehensive income                    -                -                   -              8,084             8,084
                                      -------------- ----------------   ----------------- ------------------  ----------------
Balance, December 31, 2000                1,900,000  $     9,482,364    $        103,907  $          (1,135)  $     9,585,136
                                      ============== ================   ================= ==================  ================

See Notes to Consolidated Financial Statements.

                    CHESTATEE BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                   2000                  1999
                                                                         -------------------     -------------------
OPERATING ACTIVITIES
    Net income                                                           $         549,960     $        297,417
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                               167,190              108,047
        Deferred taxes                                                            (223,784)              (7,240)
        Provision for loan losses                                                  347,200              245,442
        Loss on sale of other real estate owned                                      4,538                    -
        Increase in interest receivable                                           (403,594)            (141,908)
        Increase in interest payable                                               227,265               65,567
        Other operating activities                                                 196,606             (118,610)
                                                                         ------------------    -----------------
          Net cash provided by operating activities                                865,381              448,715
                                                                         ------------------    -----------------

INVESTING ACTIVITIES
    Purchase of securities available-for-sale                                   (2,828,205)          (1,304,613)
    Proceeds from maturities of securities available-for-sale                    1,181,918              751,513
    Purchase of securities held-to-maturity                                              -             (898,750)
    Proceeds from maturities of securities held-to-maturity                      1,506,604            2,970,623
    Net (increase) decrease in federal funds sold                                 (310,000)           5,090,000
    Net increase in loans                                                      (27,477,786)         (24,150,525)
    Purchase of premises and equipment                                            (829,108)            (307,411)
    Proceeds from sale of other real estate owned                                  246,788                    -
                                                                         ------------------    -----------------
              Net cash used in investing activities                            (28,509,789)         (17,849,163)
                                                                         ------------------    -----------------

FINANCING ACTIVITIES

    Net increase in deposits                                                    30,362,114           18,761,531
    Proceeds from other borrowings                                                  50,000                    -
                                                                         ------------------    -----------------
              Net cash provided by financing activities                         30,412,114           18,761,531
                                                                         ------------------    -----------------
Net increase in cash and due from banks                                          2,767,706            1,361,083

Cash and due from banks at beginning of year                                     2,264,288              903,205
                                                                         ------------------    -----------------
Cash and due from banks at end of year                                   $       5,031,994     $      2,264,288
                                                                         ==================    =================

SUPPLEMENTAL DISCLOSURES Cash paid for:
        Interest                                                         $       2,597,160     $      1,264,166
        Income taxes                                                     $          47,254     $          6,000

NONCASH TRANSACTIONS
     Principal balance of loans transferred
         to other real estate owned                                      $          46,362     $        204,964

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Nature of Business

          Chestatee Bancshares, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly-owned subsidiary, Chestatee State Bank (the "Bank"). The Bank is a commercial bank located in Dawsonville, Dawson County, Georgia. The Bank provides a full range of banking services in its primary market area of Dawson County and the surrounding counties.

          Basis of Presentation

          The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, and deferred taxes.

          Cash, Due From Bank and Cash Flows

          For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold and deposits are reported net.

          The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

          Securities

          Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Equity securities, including restricted stock, without a readily determinable fair value are classified as available-for-sale and recorded at cost.

          Interest and dividends, including amortization of premiums and accretion of discounts, are recognized in interest income. Gains and losses on the sale of securities are determined using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

          Loans

          Loans are reported at their outstanding unpaid principal balances less unearned income and the allowance for loan losses. Interest income is accrued on the unpaid balance.

          Nonrefundable   loan  fees  and  costs  for  loans  are  deferred  and
          recognized in income over the life of the loans.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Loans (Continued)

          The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received until the loan is returned to accrual status.

          The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

          The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

          A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

          Premises and Equipment

          Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally by straight-line methods over the estimated useful lives of the assets. Other Real Estate Owned

          Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. The carrying amount of other real estate owned at December 31, 2000 and 1999 was $ - - and $204,964, respectively.

          Transfers of Financial Assets

          Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Income Taxes

          Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

          Stock Options

          Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock options, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to measure compensation cost for stock options using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company has elected to measure compensation cost in accordance with the accounting methodology in Opinion No. 25.

          Earnings Per Share

          Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options.

          Comprehensive Income

          Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

          Recent Developments

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
          (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign corporation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management is currently evaluating the impact of adopting this Statement on the financial statements, but does not anticipate that it will have a material impact.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Reclassifications

          Certain expenses on the consolidated statement of income for the year ended December 31, 1999 have been reclassified, with no effect on net income, to be consistent with the classifications adopted for the year ended December 31, 2000.

NOTE 2.  SECURITIES

          The amortized cost and fair value of securities are summarized as follows:

                                                                    Gross          Gross
                                                  Amortized       Unrealized    Unrealized         Fair
                                                    Cost            Gains         Losses           Value
                                                --------------    ----------    -----------    -------------
           Securities Available-for-Sale
             December 31, 2000:
             U.S. Government and
               agency securities                $   2,146,287     $   1,798     $  (3,629)     $  2,144,456
             Restricted equity securities              95,600           -              -             95,600
                                                --------------    ----------    -----------    -------------
                                                --------------    ----------    -----------    -------------
                                                $                 $                (3,629)     $
                                                ==============    ==========    ===========    =============
             December 31, 1999:
             U.S. Government and
               agency securities                $     500,000     $      -      $  (9,219)     $    490,781
             Restricted equity securities              95,600            -              -            95,600
                                                --------------    ----------    -----------    -------------
                                                --------------    ----------    -----------    -------------
                                                $     595,600     $      -         (9,219)     $    586,381
                                                ==============    ==========    ===========    =============
                                                ==============    ==========    ===========    =============
            Securities Held-to-Maturity
             December 31, 2000:
             U. S. Government and agency
                securities                      $   1,399,315     $     -       $  (9,258)     $  1,390,057
                                                ==============    ==========    ===========    =============
                                                ==============    ==========    ===========    =============

             December 31, 1999:
             U. S. Government and agency
                securities                      $   2,905,919     $      -      $ (39,439)     $  2,866,480
                                                ==============    ==========    ===========    =============

          Securities with a carrying value of $399,000 at December 31, 2000 and 1999 were pledged to secure public deposits and for other purposes required or permitted by law.

          The amortized cost and fair value of debt securities as of December 31, 2000 by contractual maturity are shown below.

                               Securities Available-for-Sale   Securities Held-to-Maturity
                                ---------------------------   -----------------------------
                                 Amortized         Fair         Amortized         Fair
                                   Cost           Value            Cost           Value
                                -------------   ------------   ------------    ------------

Due in one year or less         $  1,396,287    $ 1,394,456    $ 1,000,000     $   994,432
Due from one to five years           750,000        750,000        399,315         395,625
                                -------------   ------------   ------------    ------------
                                $  2,146,287    $ 2,144,456    $ 1,399,315     $ 1,390,057
                                =============   ============   ============    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  LOANS

          The composition of loans is summarized as follows:

                                                                            December 31,
                                                                ------------------------------------
                                                                     2000                1999
                                                                -----------------    ---------------

            Commercial and industrial                        $    16,896,000      $   5,104,000
            Real estate - construction                             7,707,000          4,902,000
            Real estate - mortgage                                33,542,000         23,802,000
            Consumer  and other                                    9,014,673          5,930,007
                                                             -----------------    ---------------
                                                                                     39,738,007
            Unearned income                                          (93,374)           (95,568)
            Allowance for loan losses                               (736,898)          (397,262)
                                                             -----------------    ---------------
            Loans, net                                       $    66,329,401     $   39,245,177
                                                             =================    ===============

          Changes in the allowance for loan losses are as follows:

                                                                    Years Ended December 31,

                                                               -----------------------------------
                                                                     2000               1999
                                                               ----------------   ----------------

            Balance, beginning of year                       $      397,262     $       151,820
            Provision for loan losses                               347,200             245,442
            Loans charged off                                        (7,564)                 -
            Recoveries of loans previously charged off                  -                    -
                                                             ----------------   ----------------
            Balance, end of year                             $      736,898     $       397,262
                                                             ================   ================

          Management has identified no material amounts of impaired loans as of December 31, 2000 or 1999 as defined by SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The average recorded investment in impaired loans for 2000 and 1999 was $ - - and $52,913, respectively. Interest income recognized for cash payments received on impaired loans was not material for the years ended December 31, 2000 and 1999.

          In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2000 are as follows:

                      Balance, beginning                  $   4,595,013
                      Advances                                3,720,117
                      Repayments                             (3,311,778)
                                                           -------------
                      Balance, ending                     $   5,003,352
                                                           =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows:

                                                            December 31,
                                                  --------------------------------
                                                       2000              1999
                                                  --------------   ---------------

           Land                                   $    732,454     $     416,725
           Buildings                                 2,129,005         2,090,616
           Equipment                                 1,122,498           647,507
                                                  --------------   ---------------
                                                                       3,154,848
           Accumulated depreciation                   (352,483)         (185,292)
                                                  --------------   ---------------
                                                  $  3,631,474     $   2,969,556
                                                  ==============   ===============

NOTE 5.  DEPOSITS

          The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2000 and 1999 was $18,356,708 and $7,604,393,
          respectively. The scheduled maturities of time deposits at December 31, 2000 are as follows:

          2001                   $ 31,726,669
          2002                      8,715,505
          2003                      1,326,564
          2004                      1,099,461
          2005                        355,722
          Thereafter                    7,880
                                -------------
                                 $ 43,231,801
                                =============

NOTE 6.  LEASE

          The Company leases its branch facilities under various noncancelable operating lease agreements. The initial terms of the leases range from three to five years. The leases require the Company to pay normal maintenance costs.

          Future minimum lease payments on noncancelable leases based on initial terms are summarized as follows:

          2001                $     52,333
          2002                      54,333
          2003                      31,667
                              -------------
                              $    138,333
                              =============

          Rental expense under all operating leases amounted to $41,170 and $31,576 for the years ended December 31, 2000 and 1999, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  OTHER BORROWINGS

          Other borrowings consist of a $75,000 unsecured line of credit with another financial institution. The balance of the line of credit was $50,000 as of December 31, 2000. Principal is due on June 7, 2001 with interest payable semi-annually at prime minus .5% (9.00% at December 31, 2000).

NOTE 8.  EMPLOYEE BENEFIT PLANS

          401(K) Plan

          The Company has a 401(K) plan available to all eligible employees, subject to certain minimum age and service requirements. Contributions charged to expense were $19,165 and $19,748 for the years ended December 31, 2000 and 1999, respectively.

          Stock Option Plan and Agreements

          In 2000, the Company adopted employee and director stock option plans, reserving a total of 300,000 options for future grant. The plans are subject to the approval of the Company shareholders at the 2001 annual meeting of shareholders.

          The Company also has employee agreements with certain of its executive officers whereby stock options are earned based upon the performance of the Company. As of December 31, 2000, options earned under these agreements totaled 20,000. A liability and an expense of $21,100 has been recorded as of and for the year ended December 31, 2000 to reflect the difference between the grant price of the options and the fair value of the Company's common stock. The options have a weighted average exercise price of $4.89 and expire in ten years. The weighted average fair value of the options earned was $4.35.

          The Company applies Opinion 25 and related Interpretations in accounting for the stock options. Had compensation cost for the stock options been determined based on the fair value of the awards consistent with the method prescribed by FASB Statement No. 123, net income and earnings per share for the year ended December 31, 2000 would have been adjusted to the pro forma amounts indicated below.

          Net income                 As reported         $   549,960
                                     Pro forma           $   508,936

          Earnings per share         As reported         $      0.29
                                     Pro forma           $      0.27

          Earnings per share -       As reported         $      0.29
            assuming dilution        Pro forma           $      0.27

          The fair value of the options is  estimated on the date of grant using
          the   Black-Scholes    option-pricing   model   with   the   following
          weighted-average assumptions for the year ended December 31, 2000.

          Dividend yield (as a percent of the fair value of the stock)       0%
          Expected life                                                10 years
          Expected volatility                                                0%
          Risk-free interest rate                                         6.23%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  INCOME TAXES

          Income tax expense consists of the following:

                                                    Years Ended December 31,
                                                ----------------------------
                                                  2000              1999
                                                ------------    ------------

           Current                              $  233,634       $ 100,326
           Deferred                                (55,328)        (17,781)
           Change in valuation allowance          (168,456)        (82,545)
                                                ------------    ------------
                Income tax expense              $    8,850       $        -
                                                ============    ============

          The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                 Years Ended December 31,
                                                 ----------------------------------------------------------
                                                          2000                            1999
                                                 ---------------------------    ---------------------------
                                                     Amount        Percent        Amount          Percent
                                                 -------------  ------------    ------------   ------------

          Income taxes at statutory rate         $   190,336         34  %     $   101,122         34  %
          Change in valuation allowance             (168,456)       (30)           (82,545)       (28)
          Tax-free interest on loans                    (790)        -             (10,190)        (3)
          Surtax exemption                                -          -              (9,170)        (3)
          Other items                                (11,240)        (2)               783          -
                                                 -------------  ------------   -------------   ------------
               Income tax expense                $     9,850          2%       $         -          -  %
                                                 =============  ============   =============   ============

          The components of deferred income taxes are as follows:

                                                                December 31,
                                                        ----------------------------
                                                            2000            1999
                                                        -------------   ------------
          Deferred tax assets:
             Loan loss reserves                         $    174,244    $   67,804
             Deferred loan fees                               34,220        30,970
             Preopening and organization costs                83,887        88,997
             Other                                             7,962        23,364
             Securities available-for-sale                       696         3,134
             Valuation allowance                                 -        (171,590)
                                                        -------------   ------------
                                                             301,009        42,679
            Deferred tax liabilities, depreciation            69,289        35,439
                                                        -------------   ------------
                      Net deferred tax assets            $   231,720    $    7,240
                                                       =============   ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. EARNINGS PER SHARE

          Presented below is a summary of the components used to calculate basic and diluted earnings per share.

                                                                     Years Ended December 31,
                                                                 ------------------------------
                                                                     2000             1999
                                                                 -------------   --------------

          Basic Earnings Per Share:
             Weighted average common shares outstanding            1,900,000        1,900,000
                                                                ==============  ===============
                                                                ==============  ===============


             Net income                                         $    549,960    $     297,417
                                                                ==============  ===============
                                                                ==============  ===============


             Basic earnings per share                           $       0.29    $        0.16
                                                                ==============  ===============
                                                                ==============  ===============


          Diluted Earnings Per Share:
             Weighted average common shares outstanding            1,900,000        1,900,000
             Net effect of the assumed exercise of stock
                options based on the treasury stock method
                using average market prices for the year               6,607              -
                                                                --------------  ---------------
             Total weighted average common shares and
                common stock equivalents outstanding               1,906,607        1,900,000
                                                                ==============  ===============
                                                                ==============  ===============


             Net income                                         $    549,960    $     297,417
                                                                ==============  ===============
                                                                ==============  ===============


             Diluted earnings per share                         $       0.29    $        0.16
                                                                ==============  ===============

NOTE 11. COMMITMENTS AND CONTINGENCIES

          The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

          The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Company's commitments is as follows:

                                                           December 31,
                                                 -------------------------------
                                                       2000             1999
                                                 -------------     -------------

               Commitments to extend credit      $  15,435,000     $  12,984,000
                                                 =============     =============

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. There were no outstanding letters of credit at December 31, 2000.

          In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

NOTE 12. CONCENTRATIONS OF CREDIT

          The Company originates primarily commercial, residential, and consumer loans to customers in Dawson County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in the Dawson County area.

          Sixty-one percent of the Company's loan portfolio is concentrated in real estate loans, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in
          Note 3.

          The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $2,370,000.

NOTE 13. Regulatory Matters

          The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2000, approximately $154,000 of dividends could be paid without regulatory approval.

          The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective provisions are not applicable to bank holding companies.

          Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2000, the Company and the Bank met all capital adequacy requirements to which they are subject.

          As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Company and the Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                To Be Well
                                                                          For Capital        Capitalized Under
                                                                           Adequacy          Prompt Corrective
                                                     Actual                Purposes          Action Provisions
                                            ----------------------   -------------------     ------------------------
                                              Amount        Ratio      Amount      Ratio     Amount     Ratio
                                              ------        -----      ------      -----     ------     -----
                                                                        (Dollars in Thousands)
                                            -----------------------------------------------------------------------------

 December 31, 2000:
 Total Capital to Risk Weighted Assets
    Consolidated                            $  10,323       15.05%   $  5,488        8%     $   N/A       N/A
    Bank                                    $  10,374       15.13%   $  5,486        8%     $ 6,857       10%
 Tier I Capital to Risk Weighted Assets
    Consolidated                            $   9,586       13.97%   $  2,744        4%     $   N/A       N/A
    Bank                                    $   9,637       14.06%   $  2,743        4%     $ 4,114        6%
 Tier I Capital to Average Assets
    Consolidated                            $   9,586       11.97%   $  3,205        4%     $   N/A       N/A
    Bank                                    $   9,637       12.03%   $  3,205        4%     $ 4,006        5%
December 31, 1999:

Bank Only

Total Capital to Risk Weighted Assets       $   9,433       22.72%   $  3,322        8%     $ 4,152       10%
Tier I Capital to Risk Weighted Assets      $   9,036       21.76%   $  1,661        4%     $ 2,492        6%
Tier I Capital to Average Assets            $   9,036       17.94%   $  2,015        4%     $ 2,519        5%


NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

          The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Values of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.
          Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

          Cash, Due From Banks and Federal Funds Sold:

          The carrying amounts of cash, due from banks and federal funds sold approximate fair values.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Securities:

          Fair values for securities are based on available quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

          Loans:

          For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values.

          Deposits:

          The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

          Other Borrowings:

          The carrying amounts of other borrowings approximate their fair values.

          Accrued Interest:

          The carrying amounts of accrued interest approximate their fair values.

          Off-Balance Sheet Instruments:

          Fair values of the Company's off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company's off-balance sheet instruments consist of nonfee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Off-Balance Sheet Instruments (Continued):

          The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                                        December 31,
                                         ----------------------------------------------------------------------------
                                                         2000                                   1999
                                         -------------------------------   -------------------------------------
                                             Carrying          Fair          Carrying           Fair
                                              Amount           Value          Amount            Value
                                              ------           -----          ------            -----
Financial assets:
   Cash, due from banks, and federal
      funds sold                         $   7,761,994   $    7,761,994   $  4,684,288    $   4,684,288
   Securities available-for-sale             2,240,056        2,240,056        586,381          586,381
   Securities held-to-maturity               1,399,315        1,390,057      2,905,919        2,866,480
   Loans                                    66,329,401       66,720,191     39,245,177       39,660,330
   Accrued interest receivable                 686,239          686,239        282,645          282,645

Financial liabilities:
   Deposits                                 72,178,093       72,334,783     41,815,979       41,971,850
   Other borrowings                             50,000           50,000            -                -
   Accrued interest payable                    317,805          317,805         90,540           90,540

NOTE 15. STOCK DIVIDEND

          The Company declared a two-for-one common stock split in 2000. Earnings per share and all per share amounts for the year ended December 31, 1999 have been retroactively adjusted for the increased number of shares of common stock.

NOTE 16. SUPPLEMENTARY FINANCIAL DATA

          Components of other income and expenses in excess of 1% of total revenue are as follows:

                                                     Years Ended December 31,
                                                    --------------------------
                                                        2000          1999
                                                    -----------    -----------
          Other income:
             Mortgage loan origination fees         $   86,944     $ 125,364
          Other expenses:
             Advertising                                87,977        43,922
             Stationery and supplies                   138,871        68,874
             Data processing                           138,952        61,515
             Legal and professional                    149,162        72,291

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. PARENT COMPANY FINANCIAL INFORMATION

          The following information presents the condensed balance sheet, statements of income and cash flows of Chestatee Bancshares, Inc. as of December 31, 2000 and for the period from March 31, 2000 through December 31, 2000:

                             CONDENSED BALANCE SHEET

          Assets
            Cash                                                    $      3,961
            Investment in subsidiary                                   9,635,885
            Other assets                                                  30,755
                                                                   -------------
                  Total assets                                      $  9,670,601
                                                                   =============

          Liabilities
            Other borrowings                                        $     50,000
            Other                                                         35,465
                                                                   -------------
                                                                    $     85,465
                                                                   -------------
          Stockholders' equity                                      $  9,585,136
                                                                   -------------
          Total liabilities and                                     $  9,670,601
          stockholders' equity                                     =============

                          CONDENSED STATEMENT OF INCOME

         Expenses:
           Employee benefits                                        $     21,100
           Interest                                                        2,355
           Other                                                          58,049
                                                                    -------------
                                                                    $     81,504
                                                                    -------------

                                                                    -------------
                                                                    $    (81,504)
                                                                    -------------

           Loss before income tax benefits and equity in
              undistributed income of subsidiary                         (81,504)

         Income tax benefits                                             (30,755)
                                                                   -------------

                        Loss before equity in undistributed
                          income of subsidiary                           (50,749)

         Equity in undistributed income of subsidiary                    443,415
                                                                    ------------

                        Net income                                  $    392,666                                                   =
                                                                    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 17.         PARENT COMPANY FINANCIAL INFORMATION (Continued)

                        CONDENSED STATEMENT OF CASH FLOWS

        OPERATING ACTIVITIES
          Net income                                             $  392,666
          Adjustments to reconcile net income to
             net cash used in operating activities:
             Undistributed income of subsidiary                    (443,415)
             Other operating activities                               4,710
                                                                 -----------

                  Net cash used in operating activities             (46,039)
                                                                 -----------
        FINANCING ACTIVITIES

          Proceeds from other borrowings                             50,000
                                                                 -----------

                  Net cash provided by financing activities          50,000
                                                                 -----------
           Net increase in cash                                       3,961

        Cash at beginning of year                                       -
                                                                 -----------

        Cash at end of year                                      $    3,961
                                                                 ===========


NOTE 18. BUSINESS COMBINATION

          On March 31, 2000, the Company acquired all of the outstanding stock of the Bank in exchange for 950,000 shares of the Company's common stock. The acquisition has been accounted for as a pooling of interest. The net income of the Bank prior to the acquisition was $157,294 and has been included in the consolidated statement of income.

          Common stock and capital surplus as of December 31, 1999 have been restated to reflect the change from the Bank's $5 par value common stock to the Company's no par value common stock. This restatement had no effect on total stockholders' equity.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ----------------------------------------------------------------------
     The Company has had no changes in or disagreements with its independent auditors, Mauldin & Jenkins, LLC, since its inception on October 13, 1999. The Bank has had no changes in or disagreements with its independent auditors, Mauldin & Jenkins, LLC, since its inception on December 31, 1997, through December 31, 2000.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
        ------------------------------------------------------------------------

     The following paragraphs set forth for each director, principal officer and significant employee: the name of each director of the Company; the year he was first elected a director; a description of his position and offices with the Company (other than as a director), if any; a brief description of his principal occupation and business experience during at least the last five years; and certain other information. Each Director of the Company also serves as a director of the Bank. Except as otherwise disclosed, there are no family relationships between any directors or executive officers of the Company, and no director is a member of the board of directors of a publicly held company which is required to file reports with the Commission. A director of the Company is elected by a majority of votes cast at an annual meeting of the shareholders, and serve until the next annual meeting of shareholders and until a successor is duly elected and qualified.

Directors
---------

     Ralph Millard Bowen, born April 6, 1942, is the owner of Bowen & Bowen Construction. He is a member of the Board of Directors of the Georgia Housing Financial Authority and the Georgia Department of Community Affairs. He is a principal of several real estate related business entities. He attended the University of Georgia and Rheinhardt College. Mr. Bowen has served as a director of the Company and the Bank since their inception.

     Marcus Calvin Byrd, Jr., born June 1, 1953, is owner of Byrd's Mini-Storage and Byrd's U-Haul. His is a member of the Executive Board of the Boy Scouts of America. Mr. Byrd has served as a director of the Company and the Bank since their inception.

     Glennon C. Grogan, born July 20, 1939, is President of Grogan & Co., Inc. (25% owner) engaged in commercial sanitation services and sawdust sales. He is the Secretary/Treasurer of Etowah Environment Group, Inc. (50% owner) involved in waste management . He is a principal of several real estate ventures. Mr. Grogan has served as a director of the Company and the Bank since their inception. Mr. Grogan's brother, James H. Grogan, also serves as a director of the Company and the Bank.

     James H. Grogan, born July 14, 1943, is Corporate Secretary/Treasurer of Grogan & Co., Inc. (50% owner) engaged in commercial sanitation services and sawdust sales. He is the President of Etowah Environmental Group, Inc. (50% owner) engaged in waste management. He is a principal of several real estate ventures. Mr. Grogan has served as a director of the Company and the Bank since their inception. Mr. Grogan's brother, Glennon C. Grogan, is also a director of the Company and the Bank.

     Andrew M. Head, born May 22, 1953, is President and majority owner of Head Distributing Company (wholesale groceries) and is involved as an owner or director or both in the wholesale lumber and restaurant franchise businesses. He is a graduate of the University of Georgia. Mr. Head has served as a director of the Company and the Bank since their inception.

     John Philip Hester, Sr., born January 23, 1953, is the President and Chief Executive Officer of the Company in addition to serving as a member of the Board of Directors. He served as President, Chief Executive Officer, and Director of the Waycross Company & Trust from 1987 to 1990 and has been engaged in the Banking business in various capacities since 1975. He was President, Chief Executive Officer, and Director of the First Community Company of Dawsonville until his resignation to participate in organization of the Company. He is a graduate of the University of Georgia and ahs completed courses at the School of Banking of the South (Louisiana State University) and the University of Oklahoma Commercial Lending Scholl. Mr. Hester has served as a director of the Company and the Bank since their inception.

     Bruce Todd Howard, born March 17, 1967, is President and co-owner of H&H Custom Homes and his is the Operations Manager for Coal Mountain Builders Supply. He is a member of the Forsyth Homebuilders Association. Mr. Howard has served as a director of the Company and the Bank since their inception.

     David E. Johnson, born May 9, 1942, is President and owner of Sleeveco, Inc. (manufacturer of plastic packaging materials). Mr. Johnson has served as a director of the Company and the Bank since their inception.

     William Alan McRae, born July 22, 1952, is an owner of McRae & Stolz, Inc., a real estate development firm. He received his undergraduate degree from the University of Georgia and a masters degree from the University of Tennessee. Mr. McRae has served as a director of the Company and the Bank since their inception.

     Kim M. Mills, born February 11, 1962, is the principal of Mills Fuel Service, Inc. He is a member of the Dawson County Rotary Club. Mr. Mills has served as a director since December 1998.

     James Wyman Walden, born January 6, 1948, is co-owner of C&W Ace Hardware, Inc. He is a member of the Board of Directors of the Dahlonega Rotary Club and he was the 1996 Chairman of the Dahlonega Lumpkin County Chamber of Commerce. Mr. Walden has served as a director of the Company and the Bank since their inception.

     Russell M. Wallace, born June 3, 1954, is President and co-owner of Country Cupboard Food Stores, Inc. He is a past Chairman of the Georgia Association of Convenience Stores and he is a member of the Board of Directors of the National Association of Convenience Stores. He is past Chairman of the Dawson County Heart Fund Association and the Dawson County Chamber of Commerce, and he is a member of the Dawson County Chamber of Commerce Board of Directors. He attended the University of Georgia. Mr. Wallace has served as a director of the Company and the Bank since their inception.

     During the previous five years, no Director of the Company was the subject of a legal proceeding (as defined below) that is material to an evaluation of the ability or integrity of the Director. "Legal proceeding" Includes: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time; (b) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (c) any order, judgment or decree of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (d) any finding by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, such judgment having not been reversed, suspended or vacated.

Executive Officers
------------------

     John Philip Hester, Sr., (see paragraph in preceding section regarding directors). Mr. Hester has served as the President and Chief Executive Officer of the Company and the Bank since their inception.

     Robert W. Coile, born April 24, 1966, resides at 4545 Shannon Court, Suwanee, Georgia 30024. Mr. Coile previously was employed by Century South Banks, Inc. since 1990 until joining the Bank. He attended the University of Georgia and has completed courses at the School of Banking of the South (Louisiana State University). Mr. Coile has served as the Chief Financial Officer, the principal accounting officer, of the Company and the Bank since their inception.

     During the previous five years, no Executive Officer of the Company or the Bank was the subject of a legal proceeding (as defined above) that is material to an evaluation of the ability or integrity of the Executive Officer.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Based solely upon a review of Forms 3, 4, and 5, and amendments thereto, furnished to the Company pursuant to Rule 16a-3(d) during the year ended December 31, 2000, no person, who at any time during the year was a director, executive officer or beneficial owner of more than 10% of any class of equity securities of the Company, failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth the cash and cash equivalent forms of compensation received by the chief executive officer of the Company and its named executive officers (in excess of $100,000) in the fiscal year ended December 31, 2000, and all cash and cash equivalent forms of compensation received by the chief executive officer and all named executive officers of the Company as a group.

                            SUMMARY COMPENSATION TABLE

                                                                                        LONG TERM COMPENSATION

                                                                                         AWARDS    PAYOUTS
  (a)                   (b)       (c)        (d)        (e)            (f)         (g)     (h)       (i)

NAME AND                                             OTHER ANNUAL    RESTRICTED   OPTION   LTIP      OTHER
PRINCIPAL POSITION      YEAR     SALARY     BONUS   COMPENSATION   STOCK AWARDS   SARs   PAYOUTS  COMPENSATION

J. Philip Hester, Sr.   2000   $ 136,500    $5,688       -               -          -       -      $61,633 1
CEO, President,         1999   $ 123,971    $5,417       -               -          -       -      $58,264 2
Director                1998   $ 108,633    $  500       -               -          -       -      $12,418 3

[FN]
1 The Company has accrued a deferred bonus under the terms of his Employment Agreement totaling $54,600, provided an automobile allowance totaling $2,938, and contributed to its 401(k) plan for eligible employees $4,095 for Mr. Hester during the fiscal year ended December 31, 1999.

2 The Bank has accrued a deferred bonus under the terms of his Employment Agreement totaling $51,755, provided an automobile allowance totaling $2,938 and contributed to its 401(k) plan for eligible employees $3,571 for Mr. Hester during the fiscal year ended December 31, 1999.

3 The Company contributed to its 401(k) plan for eligible employees $3,541 for Mr. Hester during the fiscal year ended December 31, 1999.

Compensation of Directors
-------------------------

     The Company is prohibited under the terms of its charter to pay any compensation or remuneration to the directors of the Company until such time as the Company has a surplus in its accumulated retained earnings.

Employment Agreements and Change in Control Agreements
------------------------------------------------------

     J. Philip Hester, Sr., President and Chief Executive Officer, as well as a Director, of the Company and the Bank, entered into an Employment Agreement with the Bank effective May 17, 1997 for a term ending at the close of the Bank's fifth full calendar year after commencement of banking operations (i.e.,
December  31,  2003).  Mr.  Hester's  base  salary  from the  effective  date is
$110,000, increasing 5% annually on the first anniversary of the Employment Agreement. In addition to the base salary, Mr. Hester will receive a performance bonus based upon the Bank's CAMEL rating and the evaluation by the Board of Directors of the Bank's "current" condition at the end of each calendar year. Mr. Hester is also entitled to certain benefits, including an automobile allowance, a term life insurance policy, annual paid vacation, healthcare insurance and disability insurance. As a condition of employment, Mr. Hester was required to purchase at least 10,000 shares of the Bank's common stock. The shares were converted to shares of the Company by virtue of the merger of the Company and the Bank on March 31, 2000. He may earn an option to purchase 5,000 shares of the common stock of the Company each year during the Bank's first five years of operation, up to a maximum of 25,000 shares. The exercise price of the options is the book value per share of the Company's common stock at the time of exercise, payable in cash. The option expires ten years after the date earned. The Employment Agreement contains no provision for a change in control of the Company or the Bank nor is Mr. Hester a party to any Change in Control Agreement with the Company or the Bank.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The table below sets forth the name of each director of the Company, number of shares of the Company's Common Stock beneficially owned by him on December 31, 2000 and the percentage of the total shares of the Company's Common Stock outstanding on December 31, 2000 which such beneficial ownership represents.

Name and Address                 Amount and Nature of     Percent of Class
of Beneficial Owner*                 Beneficial              Ownership
--------------------                 ----------              ---------

Ralph Millard Bowen                  44,189 1                   4.65%
430 Fairmont Drive
Norcross, Georgia  33071

Marcus C. Byrd, Jr.                  43,566 2                   4.59%
1661 Highway 9 South
Dawsonville, Georgia  30534

Glennon C. Grogan                    22,243 3                   2.34%
6060 Jewell Bennett Road
Dawsonville, Georgia  30534

James H. Grogan                      19,483 4                   2.05%
4215 Dahlonega Highway
Cumming, Georgia  30130

Andrew M. Head                       25,608 5                   2.70%
5270 Woodridge Forest Trail
Atlanta, Georgia  30327

[FN]
1 The figure includes 10,000 shares owned by Mr. Bowen's spouse, 1,500 shares each owned by Mr. Bowen's two daughters and 1,000 shares owned by Mr. Bowen's son, for which he disclaims beneficial ownership.

2 Includes 4,700 shares held in trust by Mr. Byrd for the benefit of BT Alex Brown FBO and 5,300 shares held in trust by Mr. Byrd for the benefit of BT Alex Brown FBO. The figure also includes 1,000 shares owned by Mr. Byrd's spouse, 1,100 shares owned by Mr. Byrd's son and 1,100 shares owned by Mr. Byrd's daughter, for which he disclaims beneficial ownership.

3 The figure includes 1,000 shares owned jointly by Mr. Grogan's spouse and son, 1,000 shares owned jointly by Mr. Grogan's spouse and daughter, 2,600 shares owned by Mr. Grogan's son, and 2,500 owned by Mr. Grogan's daughter, for which he disclaims beneficial

4 The figure includes 1,500 shares owned by Mr. Grogan's spouse, 100 shares owned by Mr. Grogan's son and 2,700 shares owned by Chris N. Grogan, for which Mr. Grogan disclaims beneficial ownership.

5 The figure includes 100 shares owned by Mr. Head's son and 100 shares owned each by Mr. Head's two daughters, for which Mr. Head disclaims beneficial ownership.

J. Philip Hester, Sr.                     10,000                  1.05%
32 Lakeshore Circle
Dawsonville, Georgia  30534

Bruce T. Howard                           25,608                  2.67%
4975 Bagley Terrace Drive
Alpharetta, Georgia  30201

David E. Johnson                          32,808 6                3.45%
6775 Polo Drive
Cumming, Georgia  30130

William A. McRae                          17,808 7                1.87%
499 Johnson Ferry Road
Atlanta, Georgia  30328

Kim Mills                                 4,408 8                 0.46%
5015 Oak Grove Circle
Cumming, Georgia 30041

James W. Walden                           20,408 9                2.15%
262 Jack Walker Road
Dahlonega, Georgia  30533

Russell M. Wallace                        46,783 10               4.92%
77 Old River Road
Dahlonega, Georgia  30533

All executives officers and directors    312,664                 32.91%
as a group


None of the persons listed in the above table have the right to acquire beneficial ownership of any shares of the Company as specified in Rule 13d-3(d)(1) of the Exchange Act.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

[FN]
6 The figure includes 1,000 shares owned by Mr. Johnson's son, 500 shares owned by Mr. Johnson's daughter and 1,000 shares owned by a second daughter, for which he disclaims beneficial ownership.


7    The figure includes 2,500 shares held in the McRae and Stolz Pension Plan.

8 The figure includes 500 shares owned each by Ms. Mills' two daughters, for which Ms. Mills disclaims beneficial ownership.

9 The figure includes 100 shares owned by Mr. Walden's daughter, for which he disclaims beneficial ownership.

10 Includes 2,000 shares held in trust by Mr. Wallace for the benefit of Stearne Agee Leach FBO. The figure also includes 1,600 shares held by Mr. Wallace's spouse, 1,000 shares owned by Mr. Wallace's daughter and 1,000 shares owned by Mr. Wallace's son for which Mr. Wallace disclaims beneficial ownership.

     The Company has had and expects to have in the future banking transactions in the ordinary course of its business with its directors, principal officers, principal shareholders, certain relatives of such persons, and their associates including corporations, partnerships, and other organizations in which such directors and officers have an interest, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. Such transactions have not involved more than the normal risk of collectibility or presented other unfavorable features. As of December 31, 2000, the Company had outstanding loans to certain of its directors, executive officers and certain relatives of such persons and their associates, which aggregated approximately $5,002,000. This represented approximately 52% of the Company's $9,585,000 equity capital accounts.

     The Company has not otherwise transacted within the previous two years, nor does it expect to transact in the immediate future, any business with any director, principal officer, or principal shareholder which exceeds 10% of the Company's equity capital accounts or $5 million, whichever is less.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART IV
                                     -------

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

Index to Exhibits
-----------------

Number            Description                                        Page
------            -----------                                        ----

   3.1   Articles of Incorporation                                    43
   3.2   Bylaws                                                       46
  10.1   Lease Agreement                                              *
  10.2   Data Processing Contract                                     *
  10.3   International Services Agreement                             *
  10.4   Employment Agreement                                         *
  10.5   Lease Agreement                                              60
  23.1   Consent of Independent Auditor                               74
  24.1   Power of Attorney                                            75

   *     Previously Filed Document

Description
of Exhibits
-----------

  3.1*   Articles of Incorporation of Chestatee Bancshares, Inc.
  3.2*   Bylaws of Chestatee Bancshares, Inc.
 10.1 1  Lease Agreement between Ingles Markets, Inc. and Chestatee State
         Bank, dated April 16, 1998
 10.2 1 Data Processing Contract between Chestatee State Bank and its successors, dated January 20, 1998
 10.3 1 International Services Agreement between Chestatee State Bank and The Bankers Bank, dated April, 27, 1998
 10.4 1 Employment Agreement dated May 18, 1997 between John Philip Hester, Sr. and Chestatee State Bank
 10.5 Lease Agreement between BDR Properties, LLC and Chestatee State Bank, dated November 1, 2000.
 23.1    Consent of Mauldin & Jenkins, LLC.
 24.1 Power of Attorney dated March 30, 2000 executed by officers and a majority of directors of
         Chestatee State Bank
 27.1    Financial Data Schedule for Chestatee State Bank

  1 Incorporated by reference to Form 10-K12G3 filed with the Securities and Exchange Commission effective April 10, 2000.

Reports On Form 8-K
-------------------

         There was no Form 8-K filings during the last quarter of the year ended December 31, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CHESTATEE STATE BANK


                             BY: /s/ J. Philip Hester, Sr.
                             -----------------------------------------------
                             J. Philip Hester, Sr., Chief Executive Officer, President and Director

                             DATE:    March 30, 2001



                             BY: /s/ Robert W. Coile
                             ----------------------------------------
                             Robert W. Coile Chief Financial Officer,

                             DATE:    March 30, 2000



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ J. Philip Hester, Sr.
-------------------------
Chief Executive Officer, President and
Director (principal executive officer)
March 30, 2001



-----------------------
Director
March 30, 2001

/s/ Marcus C. Byrd, Jr.                       /s/ David E. Johnson
-----------------------                       --------------------
Director                                      Director
March 30, 2001                                March 30, 2001


/s/ Glennon C. Grogan                         /s/ William A. McRae
---------------------                         --------------------
Director                                      Director
March 30, 2001                                March 30, 2001


/s/ James H. Grogan                           /s/ Kim Mills
-------------------                           -------------
Secretary and Director                        Director
March 30, 2001                                March 30, 2001


/s/ Robert W. Coile                           /s/ Russell M. Wallace
-------------------                           ----------------------
Chief Financial Officer                       Chairman of the Board of Directors
(principal accounting officer)                March 30, 2001
March 30, 2001


/s/ Andrew M. Head                            /s/ James W. Walden
------------------                            -------------------
Director                                      Director
March 30, 2001                                March 30, 2001


/s/ Bruce T. Howard
-------------------
Director
March 30, 2001