Form 10QSB
period 2001-03-31
CHESTATEE BANCSHARES INC
filed 2001-05-15
CIK 1111196

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                   FORM 10-QSB
                                    Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

             For the quarterly period ended      March 31, 2001
                                            ----------------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________  to __________

                        Commission File Number: 000-30273

                           Chestatee Bancshares, Inc.
    -------------------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)

           Georgia                                              58-2535333
-------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

                6639 Highway 53 East, Dawsonville, Georgia 30534
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (706) 216-2265
                                 --------------
                           (Issuer's telephone number)

                                       N/A
             -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes __     No

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2001: 1,900,000; no par value.

Transitional Small Business Disclosure Format (Check One)  Yes      No _X_

                                     PART I
                                     ------

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

ITEM I.

--------------------------------------------------------------------------------

                                      Index
                                      -----


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

             Consolidated Balance Sheet - March 31, 2001......................3

             Consolidated Statements of Income and Comprehensive Income
              Three Months Ended March 31, 2001 and 2000......................4

             Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 2001 and 2000......................5

             Notes to Consolidated Financial Statements.......................6

          Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations.........7


PART II.  OTHER INFORMATION

          Item 1 - Legal Proceedings.........................................14

          Item 4 - Submission of Matters to a Vote of Security Holders.......14

          Item 6 - Exhibits and Reports on Form 8-K..........................14

          Signatures.........................................................15

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                   (Unaudited)


                       Assets

Cash and due from banks                                         $ 3,062,737
Interest-bearing deposits in banks                                  266,871
Federal funds sold                                                4,982,000
Securities available-for-sale                                       868,225
Securities held-to-maturity, fair value of $1,407,000             1,399,393

Loans                                                            77,165,053
Less allowance for loan losses                                      832,903
                                                                -----------
          Loans, net                                             76,332,150
                                                                -----------

Premises and equipment                                            3,868,053
Other assets                                                      1,176,042
                                                                -----------

          Total assets                                          $91,955,471
                                                                ===========

                         Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing                                         $ 8,801,625
    Interest-bearing                                             72,998,960
                                                                -----------
          Total deposits                                         81,800,585
Other liabilities                                                   491,685
                                                                -----------
          Total liabilities                                      82,292,270

                                                                -----------
Commitments and contingencies

Stockholders' equity
    Common stock, no par value; 20,000,000 shares
      authorized; 1,900,000 shares issued and outstanding         9,482,364
    Retained earnings                                               179,353
    Accumulated other comprehensive income                            1,484
                                                                -----------
          Total stockholders' equity                              9,663,201
                                                                -----------

          Total liabilities and stockholders' equity            $91,955,471
                                                                ===========

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                         THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                     2001          2000
                                                                 -----------   -----------
Interest income
    Loans                                                        $ 1,904,206   $ 1,111,929
    Taxable securites                                                 45,372        46,482
    Federal funds sold                                                67,701        44,185
    Interest-bearing deposits in banks                                 1,657           813
                                                                 -----------   -----------
              Total interest income                                2,018,936     1,203,409
                                                                 -----------   -----------

Interest expense
    Deposits                                                       1,000,905       504,955
    Other borrowings                                                   1,004          --
                                                                 -----------   -----------
              Total interest expense                               1,001,909       504,955
                                                                 -----------   -----------

              Net interest income                                  1,017,027       698,454
Provision for loan losses                                             96,005        64,075
                                                                 -----------   -----------
              Net interest income after
                provision for loan losses                            921,022       634,379
                                                                 -----------   -----------

Other income
   Service charges and fees                                           83,433        54,242
   Other operating income                                             36,586        36,370
                                                                 -----------   -----------
              Total other  income                                    120,019        90,612
                                                                 -----------   -----------

Other expenses
    Salaries and employee benefits                                   446,411       263,407
    Occupancy and equipment expenses                                 118,339        75,027
    Other operating expenses                                         357,274       254,913
                                                                 -----------   -----------
              Total other  expenses                                  922,024       593,347
                                                                 -----------   -----------

              Net income before income taxes                         119,017       131,644

Income tax expense                                                    43,571          --
                                                                 -----------   -----------

              Net income                                              75,446       131,644
                                                                 -----------   -----------

Other comprehensive income (loss):
    Unrealized gains (losses) on securities available-for-sale
      arising during period, net of tax                                2,619        (1,131)
                                                                 -----------   -----------


Comprehensive income                                             $    78,065   $   130,513
                                                                 ===========   ===========

Basic and diluted earnings per share                             $      0.04   $      0.07
                                                                 ===========   ===========

Cash dividends per share                                         $        --   $        --
                                                                 ===========   ===========

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                        2001          2000
                                                                    -----------    -----------
OPERATING ACTIVITIES
    Net income                                                      $    75,446    $   131,644
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation                                                     49,833         35,116
        Provision for loan losses                                        96,005         64,075
        Gain on sale of other real estate owned                            --           (1,824)
        Increase in interest receivable                                 (38,988)       (67,223)
        Increase in interest payable                                     34,232         36,762
        Other operating activities                                     (230,218)       (64,817)
                                                                    -----------    -----------

              Net cash provided by (used in) operating activities       (13,690)       133,733
                                                                    -----------    -----------
INVESTING ACTIVITIES
    Net increase in interest-bearing deposits in banks                 (266,871)        (8,765)
    Net increase in federal funds sold                               (2,252,000)    (2,160,000)
    Purchase of securities available-for-sale                           (71,000)      (498,504)
    Proceeds from maturities of securites available-for-sale          1,446,978           --
    Proceeds from maturities of securites held-to-maturity                 --          502,280
    Net increase in loans                                           (10,098,754)    (8,456,363)
    Purchase of premises and equipment                                 (286,412)       (62,559)
    Proceeds from sale of other real estate                                --          206,788
                                                                    -----------    -----------

              Net cash used in investing activities                 (11,528,059)   (10,477,123)
                                                                    -----------    -----------
FINANCING ACTIVITIES
    Net increase in deposits                                          9,622,492     10,191,608
    Proceeds from other borrowings                                       20,000           --
    Repayment of other borrowings                                       (70,000)          --
                                                                    -----------    -----------

              Net cash provided by financing activities               9,572,492     10,191,608
                                                                    -----------    -----------

Net decrease in cash and due from banks                              (1,969,257)      (151,782)

Cash and due from banks at beginning of period                        5,031,994      2,264,288
                                                                    -----------    -----------

Cash and due from banks at end of period                            $ 3,062,737    $ 2,112,506
                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for:
         Interest                                                   $   966,677    $   468,193

         Income taxes                                               $   187,944    $    26,454

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

               The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

               The results of operations for the period ended March 31, 2001 is not necessarily indicative of the results to be expected for the full year.


NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

               In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement was deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permitted early adoption as of the beginning of any fiscal quarter after its issuance. The Company adopted this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. The effect of the adoption of SFAS No. 133 was not material to the Company's earnings or financial position.

               There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of Chestatee Bancshares, Inc. and its bank subsidiary, Chestatee State Bank, and its nonbank subsidiaries, Chestatee Financial Services, Inc. and Chestatee Residential Mortgage, Inc., during the period included in the accompanying consolidated financial statements.

               FORWARD LOOKING STATEMENTS

               Certain of the statements made herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") are forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," "intend," or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

               These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet.

               Liquidity and Capital Resources

               As of March 31, 2001, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory.

               At March 31, 2001, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                             Actual
                                 -----------------------------
                                                                       Minimum
                                                                      Regulatory
                                   Consolidated         Bank         Requirement
                                   ------------        -------       -----------

     Leverage capital ratios           11.01 %          10.93 %           4.00 %
     Risk-based capital ratios:
        Core capital                   12.20            12.11             4.00
        Total capital                  13.25            13.16             8.00

               These ratios may decline as asset growth continues, but are expected to exceed the minimum regulatory requirements. Future earnings will assist in keeping these ratios at satisfactory levels.

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                              March 31,    December 31,
                                                2001          2000
                                              --------     ----------
                                              (Dollars in Thousands)
                                              -----------------------

Cash and due from banks                       $  3,063      $   5,032
Interest-bearing deposits in banks                 267              -
Federal funds sold                               4,982          2,730
Securities                                       2,268          3,639
Loans, net                                      76,332         66,329
Premises and equipment                           3,868          3,632
Other assets                                     1,176          1,068
                                              ---------     ----------
                                              $ 91,956      $  82,430
                                              =========     ==========

Deposits                                      $ 81,801      $  72,178
Other borrowings                                     -             50
Other liabilities                                  492            617
Stockholders' equity                             9,663          9,585
                                              ---------     ----------
                                              $ 91,956      $  82,430
                                              =========     ==========

Our total assets grew at a rate of 12% for the first quarter of 2001. Deposit growth of $9,623,000 was primarily invested in loans. Maturities of securities and decreases in cash were invested in federal funds sold and interest-bearing deposits in banks. Our loan to deposit ratio has increased slightly from 93% at December 31, 2000 to 94% at March 31, 2001, indicating continued strong loan demand in our primary market area of Dawson County, Georgia. Our total equity increased by year-to-date net income of $75,000 and increased unrealized gains on securities available-for-sale, net of tax, of $3,000.

Results of Operations For The Three Months Ended March 31, 2001 and 2000

Following is a summary of our operations for the periods indicated.

                                           Three Months Ended
                                               March 31,
                                         ---------------------
                                           2001         2000
                                         -------      --------
                                         (Dollars in Thousands)
                                         ----------------------
Interest income                          $ 2,019      $ 1,203

Interest expense                           1,002          505
                                         --------     --------

Net interest income                        1,017          698

Provision for loan losses                     96           64

Other income                                 120           91

Other expense                                922          593
                                         --------     --------

Pretax income                                119          132

Income taxes                                  44            -
                                         --------     --------

Net income                               $    75      $   132
                                         ========     ========

Our net interest income has increased by $319,000 during the first quarter of 2001 as compared to the same period in 2000. Our net interest margin decreased to 5.05% during the first quarter of 2001 as compared to 5.59% during the first quarter of 2000 and to 5.45% for the entire year of 2000. The increase in net interest income is due primarily to the increased volume of average loans outstanding. The decrease in net interest margin is due to the repricing of variable rate loans as the prime rate has dropped. The repricing of these loans at lower rates have cut into margins because not all of our interest-bearing deposits can be repriced as quickly. As deposits mature and are repriced, we expect to see our net interest margin increase.

The provision for loan losses increased by $32,000 for the first quarter of 2001 as compared to the same period in 2000. The amounts provided are due primarily to loan growth, increased nonaccrual and past due loans, and to our assessment of the inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.08% at March 31, 2001 as compared to 1.10% at December 31, 2000. The allowance for loan losses is maintained at a level that is deemed appropriate to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at March 31, 2001 and 2000 is as follows:

                                                                               March 31,
                                                                        ----------------------
                                                                          2001         2000
                                                                        ----------------------
                                                                        (Dollars in Thousands)
                                                                        ----------------------

Nonaccrual loans                                                         $ 300         $ --
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                185           61
Restructured loans                                                         --            --
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms             --            --
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                              2            --
Interest income that was recorded on nonaccrual and restructured loans     --            --


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

Information regarding certain loans and allowance for loan loss data through March 31, 2001 and 2000 is as follows:

                                                                           Three Months Ended
                                                                                March 31,
                                                                          -------------------
                                                                            2001       2000
                                                                          ---------  --------
                                                                         (Dollars in Thousands)
                                                                          -------------------

Average amount of loans outstanding                                       $ 72,218   $ 43,576
                                                                          =========  =========

Balance of allowance for loan losses at beginning of period               $    737   $    397
                                                                          ---------  ---------

Loans charged off
   Commercial and financial                                                      -          -
   Real estate mortgage                                                          -          -
   Installment                                                                   -          -
                                                                          ---------  ---------
                                                                                 -          -
                                                                          ---------  ---------
Loans recovered
   Commercial and financial                                                      -          -
   Real estate mortgage                                                          -          -
   Installment                                                                   -          -
                                                                          ---------  ---------
                                                                                 -          -
                                                                          ---------  ---------

Net charge-offs                                                                  -          -
                                                                          ---------  ---------

Additions to allowance charged to operating expense during period               96         64
                                                                          ---------  ---------

Balance of allowance for loan losses at end of period                     $    833   $    461
                                                                          =========  =========

Ratio of net loans charged off during the period to
   average loans outstanding                                                    -%         -%
                                                                          ========   =========

Other income has increased during the first quarter of 2001 as compared to the same period in 2000 by $29,000 due primarily to increased service charges on deposit accounts.

Other expenses increased during the first quarter of 2001 as compared to the same period in 2000 by $329,000 due to increased salaries and employee benefits of $183,000, increased equipment and occupancy expenses of $43,000, and increased other operating expenses of $103,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 43 at March 31, 2001 from 27 at March 31, 2000 and to other annual salary increases. The increases in equipment and occupancy expenses and other expenses are due to our overall growth.

We have recorded income tax expense of $44,000 for the first quarter of 2001. The rate of tax as a percentage of pretax income was 37%. No income tax expense was recorded during the first quarter of 2000 due to accumulated deficits incurred through March 31, 2000.

In the first quarter of 2001, we began offering investment and financial services through Chestatee Financial Services, Inc. and residential mortgage services through Chestatee Residential Mortgage Services, Inc. The effect on the results of operations from these new activities was not significant for the first quarter of 2001. However, we anticipate increased activity from the offering of these new services in the near future.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.        LEGAL PROCEEDINGS

               Chestatee State Bank brought an action on March 5, 2001 in the Superior Court for Dawson County against Terri Reece and Woody Reece to recover amounts due following default on a promissory note. We sought to recover the balance due of $66,205, plus interest.

               The Reeces, husband and wife, filed an answer on April 9, 2001 denying owing any money to us. In addition, the Reeces have filed a counterclaim against us for deliberate and intentional infliction of emotional distress for a sum not less than $1 million and for unstipulated punitive damages.

               Chestatee State Bank is not required to and has not filed an answer to this counterclaim. However, we intend to pursue our claims against the Reeces and vigorously defend any claim of wrongdoing by us. The suit is presently pending.


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


                           CHESTATEE BANCSHARES, INC.
                                  (Registrant)



DATE:  May 15, 2001                 BY:  /s/ J. Philip Hester, Sr.
       ------------                      --------------------------------------
                                    J. Philip Hester, Sr., President and C.E.O.
                                    (Principal Executive Officer)


DATE:  May 15, 2001                 BY:  /s/ Robert W. Coile
       ------------                      ---------------------------------------
                                    Robert W. Coile, C.F.O. and Treasurer
                                    (Principal Financial and Accounting Officer)