Form 10QSB
period 2001-06-30
CHESTATEE BANCSHARES INC
filed 2001-08-14
CIK 1111196

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended      June 30, 2001
                                       -----------------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from __________  to __________

                        Commission File Number: 000-30273

                           Chestatee Bancshares, Inc.
    -------------------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)

           Georgia                                               58-2535333
-------------------------------                             --------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

                   6639 Highway 53 East, Dawsonville, Georgia
             ---------- -------------------------------------------
                    (Address of principal executive offices)

                                 (706) 216-2265
                           (Issuer's telephone number)

                                       N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_     No


State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2001: 1,900,000; no par value.

Transitional Small Business Disclosure Format       Yes     No _X_

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                      INDEX
                                      -----
                                                                           Page
                                                                           ----

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

              Consolidated Balance Sheet - June 30, 2001......................3

              Consolidated Statements of Operations and Comprehensive Income
              (Loss) -Three Months Ended June 30, 2001 and 2000 and Six
              Months Ended June 30, 2001 and 2000.............................4

              Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 2001 and 2000.........................5

              Notes to Consolidated Financial Statements......................6

          Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................7


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings.........................................14

          Item 4.  Submission of Matters to a Vote of Security Holders....14-15

          Item 6.  Exhibits and Reports on Form 8-K..........................15

          Signatures.........................................................16

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                    June 30, 2001
                                   (Unaudited)

                      Assets

Cash and due from banks                                      $   1,675,904
Interest-bearing deposits in banks                               1,268,865
Securities available-for-sale                                    2,370,978
Securities held-to-maturity, fair value of $409,000                399,471
Federal funds sold                                               6,822,000

Loans                                                           89,856,503
Less allowance for loan losses                                     899,431
                                                             -------------
          Loans, net                                            88,957,072
                                                             -------------

Premises and equipment                                           4,120,541
Other assets                                                     1,157,980
                                                             -------------

          Total assets                                       $ 106,772,811
                                                             =============

      Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing                                      $  10,918,202
    Interest-bearing                                            85,830,164
                                                             -------------
          Total deposits                                        96,748,366
Other liabilities                                                  370,695
                                                             -------------
          Total liabilities                                     97,119,061
                                                             -------------
Commitments and contingencies

Stockholders' equity
    Common stock, no par value; 20,000,000 shares
      authorized; 1,900,000 shares issued and outstanding        9,482,364
    Retained earnings                                              168,486
    Accumulated other comprehensive income                           2,900
                                                             -------------
          Total stockholders' equity                             9,653,750
                                                             -------------

          Total liabilities and stockholders' equity         $ 106,772,811
                                                             =============

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                  THREE MONTHS ENDED JUNE 30, 2001 AND 2000 AND
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                                      Three Months Ended             Six Months Ended
                                                                           June 30,                      June 30,
                                                                  --------------------------    --------------------------

                                                                      2001           2000            2001          2000
                                                                  --------------------------    --------------------------
Interest income
    Loans                                                         $ 1,983,600    $ 1,339,018    $ 3,887,806    $ 2,450,947
    Taxable securities                                                 35,000         50,468         80,372         96,950
    Federal funds sold                                                 48,601         50,326        116,302         94,511
    Interest-bearing deposits in banks                                  4,139            197          5,796          1,010
                                                                  -----------    -----------    -----------    -----------
              Total interest income                                 2,071,340      1,440,009      4,090,276      2,643,418
                                                                  -----------    -----------    -----------    -----------

Interest expense
    Deposits                                                        1,086,880        633,790      2,087,785      1,138,744
    Federal funds purchased                                              --             --            1,004           --
                                                                  -----------    -----------    -----------    -----------
              Total interest expense                                1,086,880        633,790      2,088,789      1,138,744
                                                                  -----------    -----------    -----------    -----------

              Net interest income                                     984,460        806,219      2,001,487      1,504,674
Provision for loan losses                                              75,850         76,944        171,855        141,019
                                                                  -----------    -----------    -----------    -----------
              Net interest income after
                provision for loan losses                             908,610        729,275      1,829,632      1,363,655
                                                                  -----------    -----------    -----------    -----------

Other income
      Service charges and fees                                         96,096         74,052        179,528        128,294
      Other operating income                                           27,548         35,448         64,134         71,818
                                                                  -----------    -----------    -----------    -----------
              Total other income                                      123,644        109,500        243,662        200,112
                                                                  -----------    -----------    -----------    -----------

Other expenses
    Salaries and employee benefits                                    470,503        302,202        916,913        565,609
    Occupancy and equipment expenses                                  125,353        101,371        243,692        176,398
    Other operating expenses                                          425,175        264,460        782,449        519,373
                                                                  -----------    -----------    -----------    -----------
              Total other expenses                                  1,021,031        668,033      1,943,054      1,261,380
                                                                  -----------    -----------    -----------    -----------

              Net income before income taxes                           11,223        170,742        130,240        302,387

Income tax expense                                                     22,090           --           65,661           --
                                                                  -----------    -----------    -----------    -----------

              Net income (loss)                                       (10,867)       170,742         64,579        302,387
                                                                  -----------    -----------    -----------    -----------

Other comprehensive income (loss):
     Unrealized gains (losses) on securities available-for-sale
         arising during period, net of tax                              1,416            334          4,035           (798)
                                                                  -----------    -----------    -----------    -----------


Comprehensive income (loss)                                       $    (9,451)   $   171,076    $   68,614   $     301,589
                                                                  ===========    ============   ==========   =============

Basic and diluted earnings (losses)  per share                    $     (0.01)   $      0.09    $     0.03   $        0.16
                                                                  ===========    ===========    ==========   =============

Cash dividends per share                                          $        --    $        --    $       --   $          --
                                                                  ===========    ===========    ==========   =============

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                                      2001           2000
                                                                 -------------   ------------
OPERATING ACTIVITIES
    Net income                                                   $      64,579   $    302,387
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation                                                    93,054         75,938
        Provision for loan losses                                      171,855        141,019
        Loss on sale of other real estate owned                           --            4,538
        Increase in interest receivable                                (27,199)      (205,260)
        Increase(decrease) in interest payable                         (24,851)        65,210
        Other operating activities                                    (286,720)       (48,242)
                                                                 -------------   ------------
                                                                                                               -----------
              Net cash provided by(used in) operating activities        (9,282)       335,590
                                                                 -------------   ------------

INVESTING ACTIVITIES
    Net increase in interest-bearing deposits in banks              (1,268,865)       (10,729)
    Net increase in federal funds sold                              (4,092,000)      (650,000)
    Purchase of securities available-for-sale                       (1,571,000)    (1,196,617)
    Proceeds from maturities of securities available-for-sale        1,446,587        263,086
    Proceeds from maturities of securities held-to-maturity            999,844        504,560
    Net increase in loans                                          (22,799,526)   (14,154,529)
    Purchase of premises and equipment                                (582,121)      (126,169)
    Proceeds from sale of other real estate                               --          246,788
                                                                 -------------   ------------

              Net cash used in investing activities              $ (27,867,081)   (15,123,610)
                                                                 -------------   ------------

FINANCING ACTIVITIES
    Net increase in deposits                                        24,570,273     14,603,843
    Proceeds from other borrowings                                      20,000         50,000
    Repayment of other borrowings                                      (70,000)          --
                                                                 -------------   ------------

              Net cash provided by financing activities             24,520,273     14,653,843
                                                                 -------------   ------------

Net decrease in cash and due from banks                             (3,356,090)      (134,177)

Cash and due from banks, beginning of period                         5,031,994      2,264,288
                                                                 -------------    -----------

Cash and due from banks, end of period                           $   1,675,904    $ 2,130,111
                                                                 =============    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for:
         Interest                                                $   2,113,640    $ 1,073,534
         Income taxes                                            $     288,394    $    26,454

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

          The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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

          FORWARD LOOKING STATEMENTS

          Certain of the statements made herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") are forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," "intend," or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

          Liquidity and Capital Resources

          As of June 30, 2001, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory.

          At June 30, 2001, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                                     Actual
                                           -----------------------------
                                                                                Minimum
                                                                               Regulatory
                                           Consolidated         Bank          Requirement
                                           -------------    ------------     -------------

          Leverage capital ratios              9.99 %            9.93 %           4.00 %
          Risk-based capital ratios:
             Core capital                     10.85             10.79             4.00
             Total capital                    11.86             11.80             8.00

          These ratios may decline as asset growth continues, but are expected to exceed the minimum regulatory requirements. Anticipated future earnings will assist in keeping these ratios at satisfactory levels.

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                         June 30,    December 31,
                                           2001          2000
                                       ----------     ---------
                                       (Dollars in Thousands)
                                       ------------------------
Cash and due from banks                $   1,676      $  5,032
Interest-bearing deposits in banks         1,269             -
Federal funds sold                         6,822         2,730
Securities                                 2,770         3,639
Loans, net                                88,957        66,329
Premises and equipment                     4,121         3,632
Other assets                               1,158         1,068
                                       ---------      ---------
                                       $ 106,773      $ 82,430
                                       =========      =========

Deposits                               $  96,748      $ 72,178
Other borrowings                             -              50
Other liabilities                            371           617
Stockholders' equity                       9,654         9,585
                                       ----------     ---------
                                       $ 106,773      $ 82,430
                                       =========      =========

Our total assets grew by 30% for the first six months of 2001. Deposit growth of $24,570,000 was primarily invested in loans. Maturities of securities and decreases in cash were invested in federal funds sold and interest-bearing deposits in banks. Our loan to deposit ratio has remained steady at 93% since December 31, 2000, indicating continued strong loan demand in our primary market area of Dawson County, Georgia. Our total equity increased by year-to-date net income of $65,000 and increased unrealized gains on securities available-for-sale, net of tax, of $4,000.

We opened a new branch location in May 2001 in the Foothills community of neighboring Pickens County. This geographic expansion should provide for continued growth.

Results of Operations For The Three Months Ended June 30, 2001 and 2000 and for the Six Months Ended June 30, 2001 and 2000

Following is a summary of our operations for the periods indicated.

                                   Three Months Ended
                                        June 30,
                                ------------------------
                                  2001            2000
                                --------        --------
                                 (Dollars in Thousands)
                                ------------------------
Interest income                 $ 2,071          $ 1,440
Interest expense                  1,087              634
                                --------         -------
Net interest income                 984              806
Provision for loan losses            76               77
Other income                        124              110
Other expense                     1,021              668
                                --------         -------
Pretax income                        11              171
Income tax expense                   22              -
                                --------         -------
Net income (loss)               $   (11)         $   171
                                ========         =======

                                     Six Months Ended
                                        June 30,
                                ------------------------
                                  2001            2000
                                --------        --------
                                 (Dollars in Thousands)
                                ------------------------
Interest income                 $ 4,090          $ 2,643
Interest expense                  2,089            1,139
                                --------         --------
Net interest income               2,001            1,504
Provision for loan losses           172              141
Other income                        244              200
Other expense                     1,943            1,261
                                --------         --------
Pretax income                       130              302
Income tax expense                   65              -
                                --------         --------
Net income                      $    65          $   302
                                ========         ========



Our net interest income has increased by $178,000 and $497,000 for the second quarter and first six months of 2001, respectively, as compared to the same periods in 2000. Our net interest margin decreased to 4.71% during the first six months of 2001 as compared to 5.58% for the first six months of 2000 and 5.45% for the entire year of 2000. The increase in net interest income is due primarily to the increased volume of average loans. The decrease in net interest margin is due primarily to the repricing of variable rate loans as the prime rate has dropped. The repricing of these loans at lower rates has decreased margins because not all of our interest-bearing deposits can be repriced as quickly. As deposits mature and are repriced, we expect to see our net interest margin increase.

The provision for loan losses was $76,000 and $172,000 during the second quarter and first six months of 2001, as compared to $77,000 and $141,000 for the same periods in 2000. The amounts provided are due primarily to loan growth, increased nonaccrual and past due loans, and to our assessment of the inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.00% at June 30, 2001 as compared to 1.10% at December 31, 2000. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                                                 June 30,
                                                                         ----------------------
                                                                          2001             2000
                                                                         ----------------------
                                                                         (Dollars in Thousands)
                                                                         ----------------------

Nonaccrual loans                                                         $ 325             $ -
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                165               3
Restructured loans                                                          -                -
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms              -                -
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                              10               -
Interest income that was recorded on nonaccrual and restructured loans      -                -


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

Information regarding certain loans and allowance for loan loss data is as follows:

                                                                          Six Months Ended
                                                                             June 30,
                                                                   ----------------------------
                                                                     2001                 2000
                                                                   -----------           ------
                                                                     (Dollars in Thousands)
                                                                   ----------------------------

Average amount of loans outstanding                                $ 77,520            $ 47,387
                                                                   ========            ========

Balance of allowance for loan losses at beginning of period        $    737            $    397
                                                                   --------            --------

Loans charged off
   Commercial and financial                                        $   --              $   --
   Real estate mortgage                                                --                  --
   Installment                                                           10                --
                                                                   --------            --------
                                                                         10                --
                                                                   --------            --------

Loans recovered
   Commercial and financial                                            --                  --
   Real estate mortgage                                                --                  --
   Installment                                                         --                  --
                                                                   --------            --------
                                                                       --                  --
                                                                   --------            --------

Net charge-offs                                                          10                --
                                                                   --------            --------

Additions to allowance charged to operating expense during period       172                 141
                                                                   --------            --------

Balance of allowance for loan losses at end of period              $   899             $    538
                                                                   ========            ========

Ratio of net loans charged off during the period to
   average loans outstanding                                            .01%                 -%
                                                                   ========            ========

Other income has increased by $14,000 and $44,000 for the second quarter and first six months of 2001 as compared to the same periods in 2000 due primarily to increases in service charges on deposit accounts.

Other expenses have increased by $353,000 and $682,000 for the second quarter and first six months of 2001 as compared to the same periods in 2000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 47 at June 30, 2001 from 29 at June 30, 2000 and to normal salary increases. The increase in the number of employees has been necessary in order to staff the Foothills branch as well as to serve our overall growth. Overall deposit and asset growth have caused the increases in other operating expenses.

We have recorded income tax expense of $22,000 and $65,000 for the second quarter and first six months of 2001. No income tax expense was recorded during the first six months of 2000 due to accumulated net operating losses incurred through June 30, 2000.

In the first quarter of 2001, we began offering investment and financial services through Chestatee Financial Services, Inc. and residential mortgage services through Chestatee Residential Mortgage Services, Inc. The effect on the results of operations from these new activities was not significant for the first six months of 2001. However, we anticipate increased activity from the offering of these new services in the near future.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                           PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS.

          Our subsidiary, Chestatee State Bank, brought an action on March 5, 2001 in the Superior Court for Dawson County, State of Georgia, against Terri Reece and Woody Reece to recover amounts due following default on a promissory note. We seek to recover the balance due of $66,205, plus interest.

          The Reeces, husband and wife, filed an answer on April 9, 2001 denying owing any money to us. In addition, the Reeces have filed a counterclaim against us for deliberate and intentional infliction of emotional distress for a sum not less than $1 million and for unstipulated punitive damages.

          Chestatee State Bank is not required to and has not filed an answer to this counterclaim. However, we intend to pursue our claims against the Reeces and vigorously defend any allegation of wrongdoing by us. The suit is presently pending. We have filed a motion for summary judgment seeking dismissal of the counterclaim.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          (a) The annual meeting of the stockholders of the Company was held on April 17, 2001.

          (b) The following directors were elected to serve until the annual meeting of the Company in the 2002 calendar year:

                  J. Philip Hester, Sr.              Bruce T. Howard
                  Ralph Millard Bowen                David E. Johnson
                  Marcus C. Byrd, Jr.                William A. McRae
                  Glennon C. Grogan                  Kim Mills
                  James H. Grogan                    Russell M. Wallace
                  Andrew M. Head                     James W. Walden

          (c) (1) The 2000 Employee Stock Option Plan previously adopted by the Board of Directors of the Company was approved.

                  (2) The 2000 Non-Employee Stock Option Plan previously adopted by the Board of Directors of the Company was approved.

                  (3) The selection of Mauldin & Jenkins, LLC as the Company's independent public accountants for the year ended December 31, 2001 was ratified.

          The shares represented at the meeting (1,066,150 shares or 56.11%) voted as follows:

                         Item (b)          Item (c)(1)      Item (c)(2)       Item (c)(3)
                           # of               # of             # of              # of
                         Shares             Shares           Shares            Shares
                         ------             ------           ------            ------

          For             1,032,550         1,055,750        1,054,750         1,064,150
          Against               200               400            1,400                --
          Abstain            33,400            10,000           10,000             2,000
                          ---------         ---------        ---------         ---------

                          1,066,150         1,066,150        1,066,150         1,066,150
                          =========         =========        =========         =========


          The 200 shares voted against the election of nominees for directors were against all nominees to the Board of Directors.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)     Exhibits.

                  None.

          (b)     Reports on Form 8-K.

                  None.

                                   SIGNATURES




                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CHESTATEE BANCSHARES, INC.
(Registrant)



DATE:  August 14, 2001          BY: /s/ J. Philip Hester, Sr.
       ---------------              --------------------------------------------
                                    J. Philip Hester, Sr., President and C.E.O.
                                    (Principal Executive Officer)


DATE:  August 14, 2001          BY: /s/ Robert W. Coile
       ---------------              --------------------------------------------
                                    Robert W. Coile, C.F.O. and Treasurer
                                    (Principal Financial and Accounting Officer)