Form 10QSB
period 2001-09-30
CHESTATEE BANCSHARES INC
filed 2001-11-14
CIK 1111196

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended      September 30, 2001
                                                 --------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-30273

                           Chestatee Bancshares, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Georgia                                                 58-2535333
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

                   6639 Highway 53 East, Dawsonville, Georgia
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (706) 216-2265
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_       No__


State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2001: 1,900,000; no par value common stock.

Transitional Small Business Disclosure Format       Yes      No _X_

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                               INDEX
                               -----
                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated Balance Sheet - September 30, 2001......................3

         Consolidated Statements of Operations and Comprehensive Income
                  (Loss) - Three Months Ended September 30, 2001 and 2000
                  and Nine Months Ended September 30, 2001 and 2000...........4

         Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 2001 and 2000 ..............5

         Notes to Consolidated Financial Statements...........................6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............7-13


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................14

         Item 4.  Submission of Matters to a Vote of Security Holders........14

         Item 6.  Exhibits and Reports on Form 8-K...........................14

         Signatures..........................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (Unaudited)

                       Assets
                       ------
Cash and due from banks                                             $  2,488,434
Interest-bearing deposits in banks                                       311,836
Securities available-for-sale, at fair value                           1,674,575
Securities held-to-maturity, fair value of $403,000                      388,299
Federal funds sold                                                     1,030,000
Loans                                                                102,844,129
Less allowance for loan losses                                         1,029,255
                                                                    ------------
          Loans, net                                                 101,814,874
                                                                    ------------
Premises and equipment
                                                                       4,295,339
Other assets                                                           1,297,984
                                                                    ------------

          Total assets                                              $113,301,341
                                                                    ============
         Liabilities and Stockholders' Equity
         ------------------------------------

Deposits
    Noninterest-bearing                                             $ 10,433,343
    Interest-bearing                                                  92,867,092
                                                                    ------------
          Total deposits                                             103,300,435
Other liabilities                                                        379,664
                                                                    ------------
          Total liabilities                                          103,680,099
                                                                    ------------
Commitments and contingencies

Stockholders' equity
    Common stock, no par value; 20,000,000 shares
      authorized; 1,900,000 shares issued and outstanding              9,482,364
    Retained earnings                                                    133,614
    Accumulated other comprehensive income                                 5,264
                                                                    ------------
          Total stockholders' equity                                   9,621,242
                                                                    ------------
          Total liabilities and stockholders' equity                $113,301,341

                 See Notes to Consolidated Financial Statements

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
               THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (Unaudited)

                                                   Three Months                 Nine Months
                                                      Ended                       Ended
                                                   September 30,               September 30,
                                            -----------   ------------   -----------   -----------
                                                2001           2000          2001          2000
                                            -----------   ------------   -----------   -----------
Interest income
    Loans                                   $ 2,139,486    $ 1,542,224   $ 6,027,292   $ 3,993,171
    Taxable securities                           36,169         64,667       116,542       161,617
    Federal funds sold                           23,735         67,849       140,037       163,370
    Interest-bearing deposits in banks            7,575           --          13,371          --
                                            -----------    -----------   -----------   -----------
              Total interest income           2,206,965      6,297,242     4,318,158     1,674,740
                                            -----------    -----------   -----------   -----------
Interest expense
    Deposits                                  1,166,585      3,254,370     1,907,269       768,525
    Other borrowings                               --            1,200         1,004         1,200
                                            -----------    -----------   -----------   -----------
              Total interest expense          1,166,585      3,255,374     1,908,469       769,725
                                            -----------    -----------   -----------   -----------

              Net interest income             1,040,380      3,041,868     2,409,689       905,015
Provision for loan losses                       134,755         57,500       306,610       198,519
                                            -----------    -----------   -----------   -----------
              Net interest income after
                provision for loan losses     2,735,258      2,211,170       905,625       847,515
                                            -----------    -----------   -----------   -----------
Other income
      Service charges and fees                  113,245         75,471       292,773       203,765
      Other operating income                     29,523         22,019        93,657        93,837
                                            -----------    -----------   -----------   -----------
              Total other income                142,768         97,490       386,430       297,602
                                            -----------    -----------   -----------   -----------
Other expenses
    Salaries and employee benefits            1,436,369        519,456       330,075       895,684
    Occupancy and equipment expenses            181,752         95,064       425,444       271,462
    Other operating expenses                  1,214,865        432,416       279,099       798,471
                                            -----------    -----------   -----------   -----------
              Total other expenses            1,133,624      3,076,678     1,965,617       704,238
                                            -----------    -----------   -----------   -----------

Net income (loss) before income taxes           (85,231)       240,767        45,010       543,155
Income tax expense (benefits)                   (50,358)        49,075        15,303        49,076
                                            -----------    -----------   -----------   -----------
              Net income (loss)                 (34,873)       191,692        29,707       494,079
                                            -----------    -----------   -----------   -----------
Other comprehensive income :
     Unrealized gains on securities
available-for-sale arising during period          2,364          8,406         6,399         7,608
                                            -----------    -----------   -----------   -----------

Comprehensive income (loss)                 $   (32,509)   $   200,098   $    36,106   $   501,687
                                            ===========    ===========   ===========   ===========

Basic and diluted earnings (losses)
   per share                                $     (0.02)   $      0.10   $      0.02   $      0.26
                                            ===========    ===========   ===========   ===========

Cash dividends per share                    $         -   $          -  $          -   $         -
                                            ===========    ===========   ===========   ===========

                 See Notes to Consolidated Financial Statements

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                     2001            2000
                                                                ------------    ------------
OPERATING ACTIVITIES
    Net income                                                  $     29,707    $    494,079
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                 180,975         118,229
        Provision for loan losses                                    306,610         198,519
        Loss on sale of other real estate owned                         --             4,538
        Increase in interest receivable                             (113,548)       (321,653)
        Increase (decrease) in interest payable                      (16,643)        135,553
        Other operating activities                                  (340,547)         15,835
                                                                ------------    ------------

              Net cash provided by operating activities               46,554         645,100
                                                                ------------    ------------

INVESTING ACTIVITIES
    Net increase in interest-bearing deposits in banks              (311,836)        (12,740)
    Net (increase) decrease in federal funds sold                  1,700,000      (2,870,000)
    Purchases of securities available-for-sale                    (1,571,000)     (2,828,205)
    Proceeds from maturities of securities available-for-sale      2,146,287       1,191,282
    Proceeds from maturities of securities held-to-maturity        1,011,016       1,506,683
    Net increase in loans                                        (35,792,083)    (19,825,944)
    Purchase of premises and equipment                              (844,840)       (200,882)
    Proceeds from sale of other real estate                             --           246,788
                                                                ------------    ------------

              Net cash used in investing activities              (33,662,456)    (22,793,018)
                                                                ------------    ------------

FINANCING ACTIVITIES
    Net increase in deposits                                       31,122,342      23,082,313
    Proceeds from other borrowings                                     20,000          50,000
    Repayment of other borrowings                                    (70,000)           --
                                                                ------------    ------------

              Net cash provided by financing activities           31,072,342      23,132,313
                                                                ------------    ------------

Net increase (decrease) in cash and due from banks                (2,543,560)        984,395

Cash and due from banks, beginning of period                       5,031,994       2,264,288
                                                                ------------    ------------

Cash and due from banks, end of period                          $  2,488,434    $  3,248,683
                                                                ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for:                                              $  3,272,017    $  1,772,916
          Interest

          Income taxes                                          $    288,394    $     40,554

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

                  The results of operations for the three and nine month periods ended September 30, 2001 is not necessarily indicative of the results to be expected for the full year.


NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permitted early adoption as of the beginning of any fiscal quarter after June 15,2000. The Company adopted this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. The effect of the adoption of SFAS No. 133 was not material to the Company's earnings or financial position.

                  There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of the Company and its bank subsidiary, Chestatee State Bank, and its nonbank subsidiaries, Chestatee Financial Services, Inc. and Chestatee Residential Mortgage, Inc. during the period included in the accompanying consolidated financial statements.

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

Liquidity and Capital Resources

                  Liquidity management involves the matching of cash flow requirements of deposit withdrawals, customers' credit needs, and our operational needs with our ability to raise funds for these cash flow requirements. We meet liquidity requirements primarily through deposit growth, management of short-term investments and maturities and repayments of loans and securities. We have access to sources of funds other than deposits, such as federal funds line of credit with correspondent banks and other borrowing arrangements with the Federal Home Loan Bank. We also have the ability to meet liquidity requirements by selling securities available-for-sale and selling participations in loans that we generate. Liquidity is monitored on a periodic basis to insure we have the ability and sources available to meet our funding requirements. Loan growth in the third quarter surpassed deposit growth by over $6 million. Subsequent to September 30, 2001, we borrowed $4.6 million from the Federal Home Loan Bank to meet the increased loan demand. As of September 30, 2001, we consider our liquidity to be adequate to meet our funding requirements.

                  At September 30, 2001, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                              Actual
                                   ---------------------------
                                                                   Regulatory
                                                                     Minimum
                                   Consolidated        Bank        Requirement
                                   ------------     ----------     -----------

    Leverage capital ratios           8.75%            8.69 %         4.00 %
    Risk-based capital ratios:
    Core capital                      9.56             9.50           4.00
    Total capital                    10.58            10.52           8.00

                  At this time, our capital ratios are adequate. However, we believe that, due to our locations and related market area, we will continue to grow at double-digit annual growth rates. Because of the continued growth, we believe that it is prudent to raise additional capital through an offering of our common stock. Currently, we are seeking to raise between $3 million and $6 million from an offering of our common stock.

Financial Condition

     Following is a summary of our balance sheets for the periods indicated:

                                    September 30,        December 31,
                                       2001                 2000
                                     --------             --------
                                          (Dollars in Thousands)
                                     -----------------------------

Cash and due from banks              $  2,488             $  5,032
Interest-bearing deposits in banks        312                 --
Federal funds sold                      1,030                2,730
Securities                              2,063                3,639
Loans, net                            101,815               66,329
Premises and equipment                  4,295                3,632
Other assets                            1,298                1,068
                                     --------             --------
                                     $113,301             $ 82,430
                                     ========             ========

Deposits                             $103,300             $ 72,178
Other borrowings                            0                   50
Other liabilities                         380                  617
Stockholders' equity                    9,621                9,585
                                     --------             --------
                                     $113,301             $ 82,430
                                     ========             ========


                  Our total assets grew at a rate of 37% for the first nine months of 2001. Deposit growth of $31,122,000, coupled with lower federal funds and cash balances have been invested in loans. Our loan to deposit ratio has increased significantly to 99.55% at September 30, 2001 from 92.92% at December 31, 2000, indicating continued strong loan demand in our primary market area of Dawson County, Georgia. As discussed previously, subsequent to September 30, 2001, we received additional funding in the amount of $4,600,000 from the Federal Home Loan Bank. These advances provide us with the ability to fund increased loan demand. Our total equity has increased by $36,000 due to net income of $30,000 and increases in unrealized gains on securities available-for-sale, net of tax, of $6,000.

                  We opened a new branch location in May of 2001 in the Foothills community of neighboring Pickens County. This geographic expansion should provide for continued growth.

Results of Operations For The Three and Nine Months Ended September 30, 2001 and 2000

       Following is a summary of our operations for the periods indicated:

                                   Three Months Ended
                                     September 30,
                               --------------------------
                                2001               2000
                               -------            -------
Interest income                $ 2,207            $ 1,675
Interest expense                 1,167                770
                               -------            -------
Net interest income              1,040                905
Provision for loan losses          135                 57
Other income                       143                 97
Other expense                    1,133                704
                               -------            -------
                               -------            -------
Pretax income (loss)               (85)               241
Income tax expense (benefit)       (50)                49
                               -------            -------
Net income (loss)              $   (35)           $   192
                               =======            =======

                                     Nine Months Ended
                                      September 30,
                               --------------------------
                                 2001               2000
                               -------            -------
Interest income                $ 6,297            $ 4,318
Interest expense                 3,255              1,908
                               -------            -------
Net interest income              3,042              2,410
Provision for loan losses          307                199
Other income                       387                298
Other expense                    3,077              1,966
                               -------            -------
Pretax income                       45                543
Income tax expense                  15                 49
                               -------            -------
Net income                     $    30            $   494
                               =======            =======

                   Our net interest income has increased by $135,000 and $632,000 for the third quarter and first nine months of 2001, respectively, as compared to the same periods in 2000. Our net interest margin decreased to 4.46% during the first nine months of 2001 as compared to 5.55% during the first nine months of 2000 and 5.45% for the entire year of 2000. The increase in net interest income is due primarily to the increased volume of average loans. The decrease in net interest margin is due primarily to continued pressures on the rates that we can earn on our interest-earning assets. The prime rate has been lowered ten times to date in 2001 to 5.00%. Each reduction in the prime rate immediately lowers the rates we earn on variable rate loans. Overnight federal funds balances put pressure on the rates we earn on fixed rate loans as well. We have been able to offset some of the decrease in our net interest margin by lowering the rates we pay on our interest-bearing liabilities. As deposits mature and are repriced, we expect to see our net interest margin increase. If the prime rate continues to drop, however, it would have a further negative impact on our net interest margin.

                  The provision for loan losses was $135,000 and $307,000 during the third quarter and first nine months of 2001, respectively, as compared to $57,000 and $199,000 for the same periods in 2000. The amounts provided are due primarily to loan growth, increased nonaccrual and past due loans, and to our assessment of the inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans amounted to 1.00% at September 30, 2001 as compared to 1.10% at December 31, 2000. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                                             September 30,
                                                                         ----------------------
                                                                         2001            2000
                                                                         ----------------------
                                                                         (Dollars in Thousands)
                                                                         ----------------------

Nonaccrual loans                                                         $ 161           $  -
Loans contractually past due ninety days or more as to
Interest or principal payments and still accruing                          135              2
Restructured loans                                                          -               -
Loans, now current about which there are serious doubts
as to the ability of the borrower to comply with loan repayment terms       -               -
Interest income that would have been recorded on
nonaccrual and restructured loans under original terms                     17               -
Interest income that was recorded on nonaccrual and restructured loans      -               -

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

                  Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which we are aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Information regarding certain loans and allowance for loan loss data is as follows:

                                                                        Nine Months Ended
                                                                          September 30,
                                                                    -----------------------
                                                                      2001            2000
                                                                    -------         -------
                                                                     (Dollars in Thousands)
                                                                    -----------------------

Average amount of loans outstanding                                 $84,050         $50,687
                                                                    =======         =======

Balance of allowance for loan losses at beginning of period         $   737         $   397
                                                                    -------         -------

Loans charged off
   Commercial and financial                                            --              --
   Real estate mortgage                                                --                 8
   Installment                                                           15            --
                                                                    -------         -------
                                                                         15               8
                                                                    -------         -------

Loans recovered
   Commercial and financial                                            --              --
   Real estate mortgage                                                --              --
   Installment                                                         --              --
                                                                    -------         -------
                                                                       --              --
                                                                    -------         -------

Net charge-offs                                                          15               8
                                                                    -------         -------

Additions to allowance charged to operating expense during period       307             199
                                                                    -------         -------

Balance of allowance for loan losses at end of period               $ 1,029         $   588
                                                                    =======         =======

Ratio of net loans charged off during the period to
   Average loans outstanding                                            .02%            .02%
                                                                    =======         =======

                  Other income has increased by $46,000 and $89,000 for the third quarter and first nine months of 2001, respectively, as compared to the same periods in 2000. Increased service charges on deposit accounts associated with overall deposit growth are the primary factor in the increase.

                  Other expenses have increased by $429,000 and $1,111,000 for the third quarter and first nine months of 2001, respectively, as compared to the same periods in 2000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 53 at September 30, 2001 from 33 at September 30, 2000 and to normal salary increases. The increase in the number of employees has been necessary in order to staff the Foothills branch as well as to serve our overall growth. Occupancy and equipment expenses have increased due to increased depreciation, rental, and maintenance costs associated with our additional branches. Other operating expenses have increased due to increased advertising and marketing, communications, postage, office supplies, and computer processing costs, all associated with our overall growth.

                  We have recorded income tax expense of $15,000, or 34% of pretax income, for the first nine months of 2001 as compared to $49,000, or 9%, for the same period in 2000. The lower rate in 2000 was due to the recognition of deferred tax assets previously accorded a valuation allowance.

                  Overall, net income has decreased by $227,000 and $464,000 during the third quarter and first nine months of 2001, respectively, as compared to the same periods in 2000 due primarily to lower than expected net interest income, increased provisions for loan losses, and increased operating expenses associated with our growth.

                  In the first quarter of 2001, we began offering investment and financial services through Chestatee Financial Services, Inc. and residential mortgage services through Chestatee Residential Mortgage Services, Inc. The effect on the results of operations from these new activities was not significant for the first nine months of 2001.

                  The terrorist attacks that occurred in New York City and Washington, D.C. on September 11, 2001 and the United States' subsequent response to these events have resulted in a general economic slowdown that may adversely affect our banking business. Economic slowdowns or recessions in our primary market area of Dawson County, Georgia may be accompanied by reduced demand for credit, decreasing interest margins and declining real estate values, which may in turn result in a decrease in net earnings and an increased possibility of potential loan losses in the event of default. Any sustained period of decreased economic activity, increased delinquencies, foreclosures or losses could limit our growth and negatively effect our results of operations. We cannot predict the extent, duration of these events or effect upon our business and operations. We will, however, closely monitor the effect of these events upon our business and make adjustments to our business strategy as deemed necessary.

                  We are not aware of any known trends, events or uncertainties, other than the effect of events as described above that will have or are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities that, if they were implemented, would have such an effect.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           None

                  (b)      Reports on Form 8-K

                           None

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CHESTATEE BANCSHARES, INC.
                                  (Registrant)



DATE: November 14, 2001         BY: /s/ J. Philip Hester, Sr.
      -----------------             -------------------------------------------
                                    J. Philip Hester, Sr., President and C.E.O.
                                    (Principal Executive Officer)


DATE: November 14, 2001         BY: /s/ Robert W. Coile
      -----------------             --------------------------------------------
                                    Robert W. Coile, C.F.O. and Treasurer
                                    (Principal Financial and Accounting Officer