Form 10KSB
period 2001-12-31
CHESTATEE BANCSHARES INC
filed 2002-03-29
CIK 1111196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 X    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
---   Act of 1934 for the fiscal year ended December 31, 2001 or

      Transition report pursuant to Section 13 or 15(d) of the Securities ---- Exchange Act of 1934

                        Commission File Number: 000-30273

                           CHESTATEE BANCSHARES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its Charter)

Georgia                                                               58-2535333
---------------                                                   --------------
(State or other                                                    (IRS Employer
jurisdiction of                                                   Identification
incorporation or                                                     Number)
organization)

6639 Highway 53 East
Dawsonville, Georgia 30534                                        (706) 216-2265
--------------------------                                        --------------
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
Common Stock                                                                None
no par value per share

Indicate by mark whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes _X_    No _

Indicate by mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's revenues for the fiscal year ended December 31, 2001 were:
$ 9,065,691

There were 2,275,000 outstanding shares of common stock, no par value per share, as of December 31, 2001. The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, as of December 31, 2001, was $13,464,520 based on the last sales price on such date.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-----------------

History
-------

         Chestatee Bancshares, Inc., referred to as the Company, is a bank holding company incorporated October 13, 1999 under the laws of the State of Georgia. We were formed for the principal purpose of acquiring Chestatee State Bank, a state banking institution chartered under the laws of the State of Georgia on December 31, 1997. Pursuant to a Plan of Reorganization effective March 31, 2000, we acquired all of the issued and outstanding shares of common stock, $5.00 par value of the Bank. As a result of this transaction, the former stockholders of the Bank became the stockholders of the Company, and the Bank became a wholly-owned subsidiary of the Company.

         The Company formed Chestatee Financial Services, Inc. on November 13, 2000, which began doing business in the first quarter of 2001. We also formed Chestatee Residential Mortgage on March 7, 2001, which began doing business in the second quarter of 2001. Our assets consist primarily of our ownership of the capital stock of the Bank, Chestatee Financial and Chestatee Mortgage. Unless otherwise expressly stated, the information presented regarding the Company includes the Company, the Bank, Chestatee Financial and Chestatee Mortgage on a consolidated basis.

         The Company's principal place of business is located at 6639 Highway 53 East, Dawsonville, Dawson County, Georgia. The Bank has conducted its general banking business since opening on May 15, 1998, from its main office located at 6639 Highway 53 East, Dawsonville, Dawson County, Georgia. The Bank has three full-service branches: one located in the Ingles Supermarket at the intersection of Georgia Highway 400 and Georgia Highway 53, also in Dawsonville, Dawson County, Georgia; a second located in downtown Dawsonville at 86 Highway 53 West, Dawsonville, Dawson County, Georgia; and a third located in Pickens County, Georgia at 34 Holcombe Way, Marblehill, Georgia. Chestatee Financial and Chestatee Mortgage conduct their respective businesses at 6639 Highway 53 East, Dawsonville, Dawson County, Georgia. The Bank has another branch providing loan production services at 450 North Grove Street, Suite D, Dahlonega, Lumpkin County, Georgia.

Business
--------

         The assets of the Company consist primarily of our ownership of the capital stock of the Bank, Chestatee Financial and Chestatee Mortgage. The Company is authorized to engage in any activity permitted by law to a corporation, subject to applicable federal and state regulatory restrictions on the activities of bank holding companies. This structure provides us with greater flexibility than permitted to the Bank, affording the Company opportunities to expand and diversify our business activities. While management has no present plans to engage in any other business activities, we may, from time to time, study the feasibility of establishing or acquiring subsidiaries to engage in other business activities to the extent permitted by law.

         The Bank operates a full-service banking business and engages in a broad range of commercial banking activities, including accepting customary types of demand and timed deposits, making individual, consumer, commercial, and installment loans, money transfers, safe deposit services, and making investments in U. S. government and municipal services to meet the banking needs of individuals, small- to medium-sized businesses, and farmers. The Bank does not offer trust services.

         The Bank performs banking services customary for a full service bank of similar size and character. These services include the furnishing of personal and commercial checking accounts, other demand and time deposit accounts, and the extension of personal and commercial loans and lines of credit. The principal business of the Bank is to attract and accept deposits from the public and to make loans and other investments. The principal sources of funds for the Bank's loans and investments are demand, time, savings, and other deposits, including negotiable order of withdrawal or NOW accounts, installment payments and prepayments on loans granted, sales to other lenders or institutions of loans or participation in loans; fees paid by other lenders or institutions for servicing loans sold by the Bank to it; and borrowings.

         The principal sources of income for the Bank are interest and fees collected on loans, including fees received for servicing loans sold to other lenders or institutions and, to a lesser extent, interest and dividends collected on other investments. The principal expenses of the Bank include interest paid on savings and other deposits, including NOW accounts, interest paid on borrowings by the Bank, employee compensation, office expenses; and other overhead expenses.

         The Bank is authorized to make both secured and unsecured commercial and consumer loans to individuals, partnerships, corporations and other entities. The Bank's lending business consists principally of making secured real estate loans, including residential and commercial construction loans, and primary and secondary mortgage loans for the acquisition or improvement of personal residences. In addition, the Bank makes consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns.

         Loans secured by real estate are the primary component of the Bank's loan portfolios, constituting approximately $73 million, or 64%, of the Bank's total loans at December 31, 2001. These loans consist of commercial real estate loans, construction and development loans and residential real estate loans and home equity loans. The Bank also makes loans for commercial purposes in various lines of business. At December 31, 2001, the Bank held approximately $27 million, or 24% of the Bank's total loans, in commercial loans, excluding for these purposes commercial loans secured by real estate included above. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, lines of credit, and revolving lines of credit such as credit cards. At December 31, 2001, the Bank held approximately $13 million in consumer loans, representing 12% of the Bank's total loans.

         The Bank's loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceeds that individual officer's lending authority, the loan request must be considered and approved by an officer with a higher lending limit or by the officers' loan committee. Individual officers' lending limits range from $5,000 to $250,000, depending on security, seniority and the type of loan. The directors' loan committee, which consists of the president and six outside directors, has a lending limit of $500,000. Loans above $500,000 require approval by the majority of the full Board of Directors.

         The Bank has a continuous loan review procedure involving multiple officers of the Bank which is designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of rating their loans and reviewing those loans on a periodic basis, the frequency of which increases as the quality of the loan deteriorates.

         The Bank offers a variety of deposit programs to individuals and to small to medium-sized businesses and other organizations at interest rates generally consistent with local market conditions. The Bank is authorized to accept and pay interest on deposits from individuals, corporations, partnerships and any other type of legal entity, including fiduciaries, such as private trusts. Qualified deposits are insured by the FDIC in an amount up to $100,000.

         The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits at December 31, 2001.

                                                             December 31, 2001

         Non-interest bearing demand........................       10%
         Interest-bearing demand............................       32%
         Savings............................................        2%
         Time Deposits......................................       29%
         Certificates of Deposit of $100,000 or more........       27%

                  Total.....................................    100.0%

The Bank is a member of a network of automated teller machines, which permits the Bank's customers to perform certain transactions in numerous cities in Georgia and throughout the country.

         The data processing work of the Bank is processed with the Intercept Group f/k/a Provesa, Inc. of Thomson, Georgia. The Bank issues credit cards. The Bank also offers its customers a variety of checking and savings accounts. The installment loan department makes both direct consumer loans and also purchases retail installment contracts from sellers of consumer goods.

         The Bank principally serves the residents of Dawsonville and Dawson County. Dawson County has grown approximately 70% since the 1990 U.S. census according to Census Bureau statistics. The number of residents in Dawson County in 1990 was about 9,500 persons. The number of residents in Dawson County had swelled to nearly 16,000 by 2000. Dawsonville and Dawson County have a diverse commerce, including retail, manufacturing, service and farming sector economies. Dawsonville also serves as the county seat for Dawson County, Georgia, with a significant number of residents employed in government. Dawsonville, located approximately 15 miles north of Cumming, Georgia and 22 miles west of Gainesville, Georgia, is situated in the center of the development corridor extending north from Atlanta between Interstate 75 and Interstate 85. The Bank also serves the adjacent counties of Cherokee, Forsyth, Gilmer, Hall, Lumpkin and Pickens.

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

         Chestatee Financial renders securities brokerage and investment advisory services, and offers insurance and annuity products. All services and solicitations are provided by an independent contractor through affiliates of Mass Mutual and the subsidiary engages no employees.

         Chestatee Mortgage provides mortgage lending and mortgage origination services. The subsidiary has partnered with Guaranty First Mortgage, LLC and Shelter Mortgage Corporation, furnishing services and making solicitations through Guaranty Mortgage Services, LLC. All services are provided by independent contractors engaged by Guaranty Mortgage Services. Guaranty Mortgage Services obtains commitments from secondary mortgage purchasers, originates mortgage loans on terms corresponding to such commitments and generates fee income to supplement their interest income. No mortgage loans are held by the Bank or by Chestatee Mortgage for resale nor are any loans held for mortgage servicing.

         The Company is authorized to engage in any activity permitted by law to a corporation, subject to applicable federal and state regulatory restrictions on the activities of bank holding companies. This structure provides us with greater flexibility than permitted to the Bank, affording us opportunities to expand and diversify business activities. While we have no present plans to engage in any other business activities, management may, from time to time, study the feasibility of establishing or acquiring subsidiaries to engage in other business activities to the extent permitted by law.

Competition
-----------

         The banking business is highly competitive. The Bank competes as financial intermediaries with other commercial banks, thrift institutions, credit unions, and money market mutual funds operating in Dawson County, as well as in the adjacent counties of Cherokee, Forsyth, Gilmer, Hall, Lumpkin and Pickens. Many of the Bank's competitors have significantly greater resources and higher lending limits (by virtue of their greater capitalization). Credit unions and money market mutual funds with which the Bank competes may have competitive advantages as a result of their being subject to different, and possibly less stringent, regulatory requirements.

         As of December 31, 2001, three non-locally owned banks had offices in Dawson County and one locally owned banks had offices in Dawson County. Bank of America, N.A., a bank headquartered in Charlotte, North Carolina, operates a branch office in Dawson County. BB&T operates one office in Dawson County. United Community Bank maintains a main office and two branch offices in Dawson County. While there are no other financial institutions with offices in Dawson County, numerous financial institutions within the Atlanta metropolitan area market their services to our residents. In addition to these banks, there are several finance companies, credit union offices, and other non-traditional providers of service that compete in the Bank's market. Many local businesses and individuals have deposits outside the primary service areas of the Bank with these financial institutions.

         Recent legislation enacted by the Georgia General Assembly allows banks in Georgia to establish newly-formed branch banks in areas in which the Bank serves, which branches, if established, also would compete with the Bank.

Employees
---------

         Except for the officers of the Company, who are also officers of the Bank, the Company does not have any employees. As of December 31, 2001, the Bank had 50 full-time and 6 part-time employees. Chestatee Financial and Chestatee Mortgage had no full-time or part-time employees, with all services rendered by independent contractors. In our opinion, the Company and the Bank each enjoy an excellent relationship with its employees. We are not a party to any collective bargaining agreement.

Selected Financial Information
------------------------------

         A history of the Company's financial position for the period ended December 31, 2001, is as follows (audited, dollar amounts in thousands, except for per share information):

Total Assets...........................................................$ 140,135
Total Deposits.........................................................$ 113,622
Total Shareholders Equity..............................................$  13,183
Net Loss...............................................................$    (94)
Number of Issued and Outstanding Shares................................$   2,275
Book Value Per Share...................................................$    5.79
Net Loss Per Share.....................................................$  (0.05)

A history of the Company's financial position for the year ended December 31, 2000, is as follows (audited, dollar amounts in thousands, except for per share information):

Total Assets...........................................................$  82,430
Total Deposits.........................................................$  72,178
Total Shareholders Equity..............................................$   9,585
Net Income ............................................................$     550
Number of Issued and Outstanding Shares................................$   1,900
Book Value Per Share...................................................$    5.05
Net Income Per Share...................................................$     .29

Monetary Policies
-----------------

         The results of operations of the Company and the Bank are significantly affected by the credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in discount rates on member bank borrowings, and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Bank.

Supervision and Regulation
--------------------------

         The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions and provide for general regulatory oversight over virtually all aspects of operations. These laws and regulations generally are intended to protect depositors, not shareholders. This discussion is only a summary of various statutory and regulatory provisions. This summary is qualified by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We are unable to predict the nature or the extent of the effect on our business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

         The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and is registered with and subject to the regulation of the Federal Reserve. As a bank holding company, the Company is required to file with the Federal Reserve annual reports and other reports and information as may be required under the Bank Holding Company Act. The Federal Reserve may conduct examinations of the Company and the Bank to determine whether we are in compliance with the regulations promulgated under the Bank Holding Company Act.

         The Bank Holding Company Act requires a bank holding company to obtain prior approval of the Federal Reserve to acquire the ownership or control of more than 5% of any class of voting stock of any bank not already controlled by it, for it or any subsidiary (other than a bank) to acquire all or substantially all of the assets of a bank, and to merge or consolidate with any other bank holding company.

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 facilitates branching and permits the establishment of agency relationships across state lines. The Interstate Banking Act also permits bank holding companies to acquire banks in any state without regard to whether the transaction is prohibited under the laws of such state, subject to certain state provisions, including minimum age requirements of banks that are the target of the acquisition. The minimum age of local banks subject to interstate acquisition is limited to a maximum of five years.

         Bank holding companies generally also are prohibited under the Bank Holding Company Act of 1956 from engaging in non-banking activities or from acquiring direct or indirect control of any company engaged in non-banking activities. However, the Federal Reserve may permit bank holding companies to engage in certain types of non-banking activities determined by the Federal Reserve to be closely related to banking or managing or controlling banks. Activities determined by the Federal Reserve to fall under this category include making or servicing loans and certain leases, providing certain data processing services, acting as a fiduciary or investment or financial advisor, providing discount brokerage services, underwriting bank eligible securities, and making investments designed to promote welfare.

         Federal law imposes certain limitations on extensions of credit and other transactions between banks that are members of the Federal Reserve System and other affiliates (which includes any holding company of which a bank is a subsidiary and any other non-bank subsidiary of that holding company). Banks that are not members of the Federal Reserve System also are subject to these limitations. Further, federal law prohibits a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or the furnishing of services.

         Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its bank subsidiaries and to commit resources to support these subsidiaries. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. Under these provisions, a bank holding company may be required to loan money to its subsidiary banks in the form of capital notes or other instruments which qualify for capital under regulatory rules. Any loans by the bank holding company to subsidiary banks are likely to be unsecured and subordinate to the bank's depositors and will be senior to the securities offered in this prospectus.

         On November 12, 1999, the President signed into law legislation which breaks down many of the barriers to affiliations among banks and securities firms, insurance companies and other financial service providers. These barriers were established by the 1933 Glass-Steagall Act. This Act prohibited bank holding companies from owning subsidiaries that were engaged principally in the issue, flotation, underwriting, public sale or distribution of securities. The Glass-Steagall Act also prohibited securities firms from engaging in the activities historically engaged in by banks and prohibited certain affiliations between insurance companies, banks and securities firms. The new law will provide financial organizations with the flexibility to structure new affiliations through a holding company structure or a financial subsidiary. As a result of this new law, the number and type of entities competing with us in our markets could increase. It is too early to determine what effect, if any, this new law will have on us.

         The Company also is subject to regulation as a bank holding company under the Georgia Financial Institutions Code, which requires registration and filing of periodic information with the Georgia Department of Banking and Finance. Registration with the Georgia Department includes information relating to the financial condition, operations, management and inter-company relationships of the Company and the Bank. The Georgia Department also may require other information or make examinations as is necessary to keep itself informed as to whether the Company is in compliance with the provisions of Georgia law and related regulations and orders.

         Under the provisions of the Georgia Financial Institutions Code, it is unlawful without the prior approval of the Georgia Department for any bank holding company to acquire ownership or control of more than 5% of the voting shares of a bank, for any bank holding company or a subsidiary thereof (other than a bank) to acquire all or substantially all of the assets of a bank, or for any bank holding company to merge or consolidate with any other bank holding company. It is also unlawful under the Georgia Financial Institutions Code for any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any presently operating bank unless the bank has been in existence and continuously operating or incorporated as a bank for a period of five years or more prior to the date of application to the Georgia Department for approval of such acquisition. In addition, in any acquisition by an existing bank holding company, the initial banking subsidiary of the bank holding company must have been incorporated for not less than two years before the holding company can acquire another bank.

         The Bank is incorporated under the laws of the State of Georgia and subject to examination by the Georgia Department. The Georgia Department regulates all areas of the Bank's commercial banking operations, including reserves, loans, mergers, consolidations, reorganizations, issuance of securities, payment of dividends, interest rates, establishment of branches, and other aspects of its operations.

         Additionally, the Bank is insured and regulated by the Federal Deposit Insurance Corporation. The major functions of the FDIC with respect to insured banks include paying off depositors to the extent provided by law if a bank is closed without making adequate provisions to pay the claims of depositors, acting as the receiver of state banks placed in receivership when appointed receiver by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. In addition, the FDIC is authorized to examine insured banks that are not members of the Federal Reserve System, such as the Bank, to determine their condition for insurance purposes. The FDIC also is authorized to approve mergers, consolidations and assumption of deposit liability transactions between insured banks and non-insured banks or institutions, and to prevent capital or surplus diminution in these transactions where the resulting, continued, or assumed bank is an insured non-member state bank. The FDIC closely examines non-member banks for compliance with federal statutes such as the Reinvestment Act of 1977 and the Truth-in-Lending Act.

         Federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, account for off-balance sheet exposure, and minimize disincentives for holding liquid assets. The resulting-capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (or FDICIA) established a capital-based regulatory plan designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier I risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%. The bank also must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based Total Capital ratio equal to 8%, of which at least 4% must be Tier I capital. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans. Tier I capital includes stockholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangible assets and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate-term preferred stock and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business.

         FDICIA was enacted in large measure to improve the supervision and examination of insured depository institutions in an effort to reduce the number of bank failures and the resulting demands on the deposit insurance system. Under FDICIA, regulators must take prompt corrective action against depository institutions that do not meet minimum capital requirements. FDICIA and the related regulations establish five capital categories as shown in the following table:

                                                  TOTAL RISK-             TIER
     CLASSIFICATION                              BASED CAPITAL           BASED

Well Capitalized (1)                                 10%                     6%
Adequately Capitalized (1)                            8%                  4%(2)
Undercapitalized (3)                                 <8%                    <4%
Significantly Undercapitalized (3)                   <6%                    <3%
Critically Undercapitalized (3)                        -                      -

(1)  An institution must meet all three minimums.
(2) 3% for composite I-rated institutions, subject to appropriate federal banking agency guidelines.
(3) An institution is classified as "undercapitalized" if it is below the specified capital level for any of the three capital measures.

A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any one of four categories. As a depository institution moves downward through the capitalization categories, the degree of regulatory scrutiny will increase and the permitted activities of the institution will decrease. Action may be taken by a depository institution's primary federal regulator against an institution that falls into one of the three "undercapitalized" categories, including the requirement of filing a capital plan with the institution's primary federal regulator, prohibition on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring. Other restrictions may be imposed on the institution either by its primary federal regulator or by the FDIC, including requirements to raise additional capital, sell assets, or sell the institution.

         FDICIA also requires that all depository institutions with assets in excess of $150 million prepare and submit to the FDIC and appropriate federal and state banking regulators audited annual financial statements. The FDIC has provided by regulation that these provisions of the FDICIA do not apply to depository institutions with assets of less than $500 million. These institutions must file reports containing a statement by management of its responsibilities and by the depository institution's independent public accountant attesting to the accuracy of management's annual assessment of its financial reporting, internal controls and regulatory compliance. The institution also must establish an audit committee composed of members of the board of directors who are independent of management. An enactment of the FDICIA also has resulted in the promulgation of regulations by regulatory agencies which will tend to restrict to some degree the real estate lending practices of financial institutions.

         The Federal Reserve also has implemented a leverage ratio, which is Tier I capital as a percentage of average total assets less intangible assets, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve has established a minimum 3% leverage ratio of Tier I capital to total assets for the most highly rated bank holding companies and insured banks. All other bank holding companies and insured banks will be required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The tangible Tier I Leverage ratio is the ratio of a banking organization's Tier I capital, less all intangibles, to total assets, less all intangibles.

         In addition to the capital standards imposed by federal banking regulators, the Georgia Department of Banking and Finance has the authority to impose a primary capital ratio as a condition to the approval of bank's charter or acquisition. This standard, which may exceed the FDIC capital standards, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. This heightened requirement may be imposed at any time.

         At December 31, 2001, the Company is considered to be adequately capitalized and the Bank is considered to be well-capitalized according to the total risk-based regulatory capital requirement. We believe the Bank will remain "well-capitalized" for the foreseeable future. However, rapid growth, poor loan portfolio performance or poor earnings performance, or a combination of these factors, could change our capital position in a short period of time, making an additional capital infusion necessary.

         The deposits of the Bank currently are insured to a maximum of $100,000 per depositor, subject to aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

         The Riegle Community Development and Regulatory Improvement Act of 1994 (or RCDRIA) promotes economic revitalization and development to "investment areas." It established a Development Financial Institutions Fund to achieve these objectives. The fund is authorized to provide financial assistance through a variety of mechanisms, including equity investments, grants, loans, credit union shares and deposits. The amount of assistance any development financial institution and its subsidiaries and affiliates may receive is generally limited to $5 million. A qualifying institution may receive an additional $3.75 million for the purpose of serving an investment area in another state.

         The RCDRIA provides certain regulatory relief, requiring each federal agency to streamline and modify its regulations and policies, remove inconsistencies and eliminate outmoded and duplicative requirements. The RCDRIA directs the federal agencies to coordinate examinations among affiliate banks, coordinate examinations with other federal banking agencies, and work to coordinate with state banking agencies. The federal banking agencies also are directed to work jointly in developing a system for banks and savings associations to file reports and statements electronically and to adopt a single form for filing core information in reports and statements.

         The federal Interstate Banking Act permits, among other things, bank holding companies to acquire banks in any state. It also permits bank holding companies to establish new branches across state lines if the individual states into which a potential entrant proposes to branch specifically pass legislation to "opt-in." Under the Interstate Banking Act, a bank could merge, beginning on June 1, 1997, with a bank in another state if the transaction did not involve a bank in a home state which had enacted a law after the date of enactment of the Interstate Banking Act and before June 1, 1997 that applied equally to all out-of-state banks and expressly prohibited interstate merger transactions. States also were allowed to permit merger transactions before June 1, 1997. Georgia elected to allow merger transactions beginning June 1, 1997. The Interstate Banking Act authorizes interstate mergers involving the acquisition of a branch of a bank without the acquisition of the bank only as state law permits an out-of-state bank to acquire a branch without acquiring the bank. Georgia has not authorized these transactions. State minimum age laws for banks to be acquired will be preserved unless state law provides for a minimum age period of more than five years. After consummation of any interstate merger transaction, a resulting bank may establish or operate additional branches at any location where any bank involved in the transaction could have established or operated a branch under applicable federal or state law.

         The Board of Governors of the Federal Reserve System is authorized to approve the acquisition by a well capitalized and adequately managed bank holding company of a bank that is located in another state without regard to whether the acquisition is prohibited under the laws of any state. Again, state minimum age laws for banks to be acquired will be preserved unless the state law provides for a minimum age period of more than five years. The Federal Reserve may not approve an interstate acquisition which would result in the acquirer controlling more than 10% of the total amount of deposits of insured depository institutions in the United States with 30% or more of the deposits in the home state of the target bank. A state may waive the 30% limit based on criteria that does not discriminate against out of state institutions. The limitations do not apply to the initial entry into a state by a bank holding company unless the state has a deposit concentration cap that applies on a nondiscriminatory basis to in-state or out-of-state bank holding companies making an initial acquisition. Anti-trust laws are not affected by the Interstate Banking Act.

         The Interstate Banking Act now provides that banks may establish branches across state lines upon approval of the appropriate federal regulator if the state "opts-in" by enacting legislation that expressly permits interstate branching. The establishment of the initial branch in a host state which permits de novo interstate branching is subject to the same requirements which apply to the initial acquisition of a bank in a host state, other than the deposit concentration limits, since the bank would not control any deposits in the host state at the time of entry. Once a new branch has been established, the bank may establish and acquire additional branches at any location in the host state in the same manner as any bank in the host state could have established or acquired additional branches under applicable federal or state law.

         In 1994, the Georgia General Assembly adopted the Georgia Interstate Banking Act. The act permits bank holding companies located in any state outside of Georgia to acquire Georgia banks, or to acquire bank holding companies owning Georgia banks. The board of directors of a Georgia bank or bank holding company may adopt a resolution to exempt its bank or bank holding company from acquisition under this act.

         The Georgia General Assembly also has enacted the Georgia Intrastate Banking Act altering the public policy of the state regarding intrastate branch banking. The act allows a bank to establish de novo branch banks on a limited basis beginning July 1, 1996. After June30, 1998, any Georgia bank is permitted, subject to certain restrictions, to establish new or additional branch banks in counties in Georgia in which the bank is not currently operating.

         The Reinvestment Act (or CRA) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC or any other appropriate federal agency, shall evaluate the record of each financial institution in meeting the credit needs of its local, including low and moderate income neighborhoods. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could pose additional requirements and limitations on the bank. We were examined for CRA compliance in August 1999 and received a CRA rating of "outstanding."

         Congress and various federal agencies (including, in addition to the bank regulatory agencies, the Housing and Urban Development Agency, the Federal Trade Commission and the Department of Justice) (collectively called the Federal Agencies) responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions, which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

         From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Some of these proposals, if adopted, could change significantly the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, what effect these proposals would have.

         The Company's earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.


ITEM 2.  DESCRIPTION OF THE PROPERTY
------------------------------------

         The Company's principal executive offices are located at 6639 Highway 53 East, Dawsonville, Georgia 30534. The property, owned by the Bank, consists of approximately 11,000 square feet and houses offices, operations and storage. The Company does not lease any separate office space from the Bank. Management believes the physical facilities are suitable for the Company's current operations.

         The Bank conducts its operations from its main office location at 6639 Highway 53 East, Dawsonville, Georgia 30534 and from three branches: its supermarket branch at 120 South Center Lane, Dawsonville, Georgia 30534; its downtown branch located at 86 Highway 53 West, Dawsonville, Dawson County, Georgia 30534; and its Marblehill branch, located at 34 Holcomb Way, Marblehill, Pickens County, Georgia 30148.

         The Bank's office consists of its main building with 4 drive-up windows and an automated teller machine ("ATM") and an adjacent parking lot, situated on
1.1 acres of land. The supermarket branch has been in continuous operation since it opened in September, 1998. The branch lease space is approximately 1,000 square feet, with an ATM but no drive-up windows. The monthly lease rental is $2,500, with the lease expiring in 2003. The downtown branch has been in continuous operation since it opened in October 2000. The branch lease space is approximately 3,000 square feet, with an ATM and one drive-up window. The monthly lease rental is $3,500, with the lease expiring in 2003. The Bank's branch in Pickens County consists of approximately 3,300 square feet, with 2 drive-up windows and an ATM, with an adjacent parking lot, situated on 1.08 acres. The building and land of the new branch is owned by the Bank and opened in May 2001. The loan production services branch in Lumpkin County consists of 1,000 square feet of leased space. The monthly lease rental is $750, with the lease expiring in 2003. The Bank also leases 5,600 square feet of office space adjacent to the Bank for administrative offices. The monthly lease rental is $3,375, with the lease expiring in 2003. The space is owned by CSB Partners, LLP, an entity owned by all of our directors.

         Chestatee Financial and Chestatee Mortgage operate infrequently out of the main offices of the Bank at 6639 Highway 53 East, Dawsonville, Georgia 30534. The independent contractors engaged by each render services independently from limited undesignated office space. Consequently, no lease exists and no rent is charged at present.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         The Bank brought an action on March 5, 2001 in the Superior Court for Dawson County, State of Georgia, against Terri and Woody Reece to recover amounts due following default on a promissory note. The Bank seeks to recover the balance due of $66,205, plus interest. The Reeces, husband and wife, filed an answer on April 9, 2001 denying owing any money to the Bank. In addition, the Reeces filed a counterclaim against the Bank for deliberate and intentional infliction of emotional distress for a sum not less than $1 million and for unstipulated punitive damages. The Bank strenuously denies any wrongdoing and intends to pursue its claims against the Reeces and defend any allegation of wrongdoing by it. The suit is presently pending. A motion for summary judgment seeking dismissal of the counterclaim is pending.

         Management is not aware of any other material pending legal proceedings to which the Company, the Bank, Chestatee Financial or Chestatee Mortgage are a party or to which any of their property is subject, other than ordinary routine legal proceedings incidental to our business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         The Company did not submit any matter during the fourth quarter of the fiscal year ending December 31, 2001 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

         The Company is authorized by its articles of incorporation to issue 10,000,000 shares of no par value voting common stock and up to 10,000,000 shares of no par value non-voting common stock. There is no established trading market for our common stock and we have no market maker. With the exception of our public offering of 600,000 shares during the fourth quarter of 2001 and the first quarter of 2002, our common stock is traded infrequently in private transactions. Therefore, no substantial reliable information is available as to trades of the common stock or as to the prices at which common stock has traded. We have no reason to expect an established trading market will develop in our common shares.

         The Company is allowed to declare and pay dividends in authorized but unissued shares of our stock, provided there is transferred to capital stock an amount equal to the value of the shares distributed and provided further that after payment of the dividend we continue to maintain required levels of paid-in capital and appropriated retained earnings. The Company did not pay a stock dividend to our shareholders in 1999. In the year ended December 31, 2000, we effected a two-for-one share split of its common stock in the form of a common stock dividend to shareholders of record as of the close of business on October 31, 2000. As a result of the stock split, the number of shares of common stock issued and outstanding increased from 950,000 to 1,900,000 and the market value per share of the common stock, based upon the limited trading information available to management, dropped from $16.00 per share to approximately $8.00 per share. We did not pay a stock dividend to our shareholders in 2001.

         The Company is not generally made aware of the number of shares of our common stock traded or the prices at which such shares have traded. Management has reviewed the limited information available as to the ranges at which our common stock has been sold. The following table sets forth the estimated price range for sales of our common stock for each quarter of the last two fiscal years, after adjustment to reflect the two-for-one share split of our common stock, based on limited available information.

------------------     ----------------   ------------------   -----------------
       YEAR            NUMBER OF SHARES   HIGH SELLING PRICE   LOW SELLING PRICE
                          TRADED(1)
------------------     ----------------   ------------------   -----------------
2000
    First Quarter          1,000                $8.00               $8.00
    Second Quarter         1,750                $8.00               $8.00
    Third Quarter          5,350                $9.00               $8.00
    Fourth Quarter         1,400                $10.00              $9.00

2001
    First Quarter           N/A                  N/A                 N/A
    Second Quarter         2,000                $10.00             $10.00
    Third Quarter         11,070                $10.00              $8.00
    Fourth Quarter        375,000               $10.00             $10.00

(1) According to information available to us, the table includes trades between family members with respect to 400 shares during the year ended December 31, 2001. The table also includes trades between family members with respect to 10,000 shares during the years ended December 31, 2000. The data regarding the common stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the common stock.

As of December 31, 2001, the Company had 2,275,000 shares of its voting common stock held by approximately 744 shareholders of record.

         The Company is a legal entity separate and distinct from the Bank. The principal source of cash flow for the Company is dividends from the Bank. There are various statutory and regulatory limitations on the payment of dividends by the Bank, as well as by the Company to its shareholders. The payment of dividends by the Company and the Bank may be affected or limited by regulatory requirements and policies, such as the maintenance of adequate capital. Presently, the Company does not pay dividends. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends depending on the institution's financial condition), such authority may require, after notice and hearing, that the bank cease and desist from such practice. The FDIC issued a policy statement that provides that insured banks generally should only pay dividends out of current operating earnings. The Federal Reserve has issued a policy statement to the same effect for bank holding companies. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act of 1991. See "Business - Supervision and Regulation".

         Under Georgia law, the Bank must obtain approval of the Georgia Department before they may pay cash dividends out of retained earnings if the total classified assets at the most recent examination of such bank exceed 80% of the equity capital, the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits, after taxes but before dividends, for the previous calendar year, or the ratio of equity capital to adjusted assets is less than 6%. As discussed above, additional capital requirements imposed by the Georgia Department may limit the Bank's ability to pay dividends to the Company. See "Business - Supervision and Regulation".

         The Company has not paid any cash dividends to its shareholders to date. No assurance can be given that the Company will declare any dividends in the future, or if declared, what amounts would be declared or whether such dividends would continue.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

         The following is a discussion of our financial condition and the financial condition of our bank subsidiary, Chestatee State Bank, our mortgage subsidiary, Chestatee Mortgage, and our financial services subsidiary, Chestatee Financial, at December 31, 2001 and 2000 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Forward-Looking Statements
--------------------------

         We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and reports to stockholders. Statements made in the Annual Report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. We caution that these factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by us, or on our behalf.

Overview
--------

         The year 2001 was highlighted by significant loan and deposit growth despite a downturn in the national and state economy exacerbated by the effects of the September 11, 2001 terrorist attacks. In 2001, we reported a net loss of $93,000 as compared to net income in 2000 of $550,000. The decrease in earnings was primarily due to: (1) a decrease in the net yield earned on our interest-earning assets as the prime rate dropped eleven times in 2001 to 4.75% at December 31, 2001, (2) an increase in the provision for loan losses, and (3) increased operating costs associated with the opening of an additional branch and our overall growth. Our primary market area of Dawson County, Georgia continues to grow, and we are strategically positioned to take advantage of the growth. To supplement our growth, we are currently offering to sell up to a maximum of 950,000 shares of our common stock at a price of $10 per share. As of

December 31, 2001, 375,000 shares of common stock had been sold and issued. We also added new product lines with the opening of Chestatee Mortgage that provides residential mortgage lending and origination services and Chestatee Financial that provides investment and financial services. The effect on the results of operations from these new activities was not significant for 2001. However, we anticipate increased earnings from the offering of these services in the future.

Financial Condition at December 31, 2001 and 2000
-------------------------------------------------

         The following is a summary of our balance sheets for the periods indicated:

                                                               December 31,
                                                           2001           2000
                                                        (Dollars in Thousands)

Cash and due from banks                                 $  3,479        $  5,017
Interest-bearing deposits in banks                         1,300              15
Federal funds sold                                        15,318           2,730
Securities                                                 1,548           3,639
Loans, net                                               111,493          66,329
Premises and equipment                                     5,059           3,632
Other assets                                               1,938           1,068
                                                        --------        --------

                                                        $140,135        $ 82,430
                                                        ========        ========

Total deposits                                          $113,622        $ 72,178
Other borrowings                                          12,850              50
Other liabilities                                            480             617
Stockholders' equity                                      13,183           9,585
                                                        --------        --------

                                                        $140,135        $ 82,430
                                                        ========        ========

Financial Condition at December 31, 2001 and 2000
-------------------------------------------------

         As of December 31, 2001, we had total assets of $140.1 million, an increase of 70% over December 31, 2000. Total interest-earning assets were $130.9 million at December 31, 2001 or 93% of total assets as compared to 89% of total assets at December 31, 2000. Our primary interest-earning assets at December 31, 2001 were loans, which made up 86% of total interest-earning assets as compared to 91% at December 31, 2000. Our ratio of loans to deposits and other borrowings was 89% at December 31, 2001 as compared to 93% at December 31, 2000. Deposit growth of $41.4 million, new borrowings from the Federal Home Loan Bank of $12.8 million, and net proceeds from our stock offering of $3.7 million were used to fund loan growth of $45.7 million with the majority of the balance being temporarily invested in federal funds sold.

         Our securities portfolio, consisting of U.S. Agency and restricted equity securities, amounted to $1.5 million at December 31, 2001. Unrealized gains on securities available-for-sale were $5,000 at December 31, 2001 as compared to unrealized losses of $2,000 at December 31, 2000. Unrealized gains on securities held-to-maturity were $14,000 at December 31, 2001 as compared to unrealized losses of $9,000 at December 31, 2000. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

         We have 64% of our loan portfolio collateralized by real estate located in our primary market area of Dawson County, Georgia and surrounding counties. Our real estate mortgage portfolio consists of loans collateralized by one to four-family residential properties (32%), construction loans to build one to four-family residential properties (29%), and nonresidential properties consisting primarily of small business commercial properties (39%). We generally require that loans collateralized by real estate not exceed 80% of the collateral value.

         The remaining 36% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

         The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to:

     o a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration,
     o    interest rate fluctuations,
     o deteriorated or non-existing collateral, title defects, inaccurate appraisals,
     o    financial deterioration of borrowers, fraud, and
     o    any violation of banking protection laws.

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

Liquidity and Capital Resources
-------------------------------

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

         At December 31, 2001, we had loan commitments outstanding of $25.9 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At December 31, 2001, we had arrangements with three commercial banks for additional short-term advances of $4.0 million.

         At December 31, 2001, our capital ratios were considered adequate based on regulatory minimum capital requirements. Stockholders' equity increased in 2001 by $3.6 million as a net loss of $93,000 was offset by net proceeds received from our stock offering of $3.7 million, and an increase in other comprehensive income related to our securities available-for-sale of $5,000. For regulatory purposes, the net unrealized gains and losses on securities available-for-sale are excluded in the computation of the capital ratios.

         In the future, the primary source of funds available to us will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. At December 31, 2001, no dividends could be paid by the Bank without regulatory approval. The Bank paid a dividend to us of $145,000 in February of 2001 that was used to pay holding company operating expenses and debt.

         The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for Chestatee Bancshares, Inc. and the Bank as of December 31, 2001 are as follows:

                                                Actual
                                                ------
                                                                 Regulatory
                                    Consolidated     Bank       Requirements
                                    ------------     ----       ------------

Leverage capital ratio                  10.78%       10.78%        5.00%
Risk-based capital ratios:
   Core capital                         11.04        11.04         6.00
   Total capital                        12.09        12.09        10.00

         At December 31, 2001, we had no material commitments for capital expenditures. These ratios may decline as asset growth continues, but are expected to exceed the regulatory minimum requirements. Anticipated future earnings and additional capital raised from our current stock offering will assist in keeping these ratios at satisfactory levels.

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

Results of Operations For The Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------

      The following is a summary of our operations for the years indicated.

                                                 Years Ended December 31,
                                                  2001              2000
                                                  (Dollars in Thousands)

Interest income                                 $ 8,500           $ 6,180
Interest expense                                  4,360             2,824
                                                -------           -------
Net interest income                               4,140             3,356

Provision for loan losses                           568               347
Other income                                        565               432
Other expenses                                    4,313             2,881
                                                -------           -------
Pretax income (loss)                               (176)              560
Income taxes (benefits)                             (83)               10
                                                -------           -------
Net income (loss)                               $   (93)          $   550
                                                =======           =======

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

         The net yield on average interest-earning assets was 4.27% in 2001 as compared to 5.45% in 2000. Average loans increased by $36.6 million which were the primary change in average interest-earning assets that increased overall by $35.3 million. Average interest-bearing liabilities increased by $32.8 million with average time deposits accounting for the vast majority of this increase. The rate earned on average interest-earning assets decreased to 8.78% in 2001 from 10.03% in 2000. The rate paid on average interest-bearing liabilities decreased to 5.20% in 2001 as compared to 5.53% in 2000. The decrease in our net yield was due primarily to the falling rate environment experienced in 2001. As our interest-bearing liabilities mature and are repriced, we expect to see our net yield increase.

Provision for Loan Losses
-------------------------

         The provision for loan losses was $568,000 in 2001 as compared to $347,000 in 2000. The amounts provided are due primarily to loan growth, increased net loan charge offs, increased nonaccrual and past due loans, and to our assessment of the inherent risk in the loan portfolio. While net loan charge offs, nonaccrual, past due and potential problem loans have increased in total since December 31, 2000, the volume of these loans is well within acceptable industry averages. The increases in these categories are primarily associated with the aging of our loan portfolio and are not unexpected for a de novo bank. Management believes that the $1,252,000 in the allowance for loan losses at December 31, 2001, or 1.11% of total net outstanding loans and the

$737,000 in the allowance for loan losses at December 31, 2000, or 1.10% of total net loans outstanding, are adequate at their respective dates to absorb known risks in the portfolio based upon the Bank's historical experience. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Other Income
------------

         Other operating income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Other operating income was $565,000 in 2001 as compared to $432,000 in 2000. The net increase is due primarily to an increase in service charges on deposit accounts of $113,000 related to overall deposit growth, increased credit card income of $26,000, and a decrease in mortgage loan origination fees of $22,000.

Other Expense
-------------

         Other expenses were $4,313,000 in 2001 as compared to $2,881,000 in 2000, an increase of $1,432,000. Salaries and employees benefits increased by $656,000 due to an increase in the number of full time equivalent employees to 56 at December 31, 2001 from 37 at December 31, 2000 and other annual salary increases. The increase in the number of employees is due to the adding of a new branch in 2001 and to our overall growth. Equipment and occupancy expenses increased by $195,000 due primarily to increased depreciation costs of $85,000, increased repairs and maintenance costs of $47,000, and increased rental expenses of $55,000. Other operating expenses increased by $581,000 due primarily to increased data processing costs of $99,000, increased legal and professional fees of $45,000, increased stationery and supplies expense of $72,000, increased advertising costs of $22,000, increased telephone/communications costs of $41,000, and increased other operating costs of $302,000. The increases in other operating expenses are directly attributable to the overall growth of the Bank.

Income Tax
----------

         We have reported income tax benefits in 2001 of $83,000 as compared to income tax expense in 2000 of $10,000. The rate of the tax benefit as a percentage of our pretax loss was 47%. This percentage is higher than the federal statutory percentage of 34% due to current taxable income as reported on our income tax return being taxed at a 15% rate, accounting for a 9% surtax exemption benefit. Also, state income tax benefits recognized accounted for an additional 6% reduction in our overall tax rate. In 2000, the rate of the tax expense as a percentage of our pretax income was 2%. This percentage is lower than the federal statutory percentage of 34% due to the recognition of deferred tax benefits of $168,000 previously accorded a valuation allowance

Asset/Liability Management
--------------------------

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

         At December 31, 2001, our cumulative one year interest rate-sensitivity gap ratio was 108%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.

         The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2001, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

                                            After        After
                                            Three         One
                                            Months      Year but
                                 Within      but        Within      After
                                  Three     Within       Five       Five
                                 Months    One Year      Years      Years      Total
                                               (Dollars in Thousands)

Interest-earning assets:
     Interest-bearing
         deposits in banks      $  1,300   $   --      $   --     $   --     $  1,300
     Federal funds sold           15,318       --          --         --       15,318
     Securities                      643       --           905       --        1,548
     Loans                        60,955     27,209      18,858      5,723    112,745
                                --------   --------    --------   --------   --------

                                  78,216     27,209      19,763      5,723    130,911
                                --------   --------    --------   --------   --------

Interest-bearing liabilities:
     Interest-bearing demand
         deposits                 36,423       --          --         --       36,423
     Savings                       2,585       --          --         --        2,585
     Certificates of deposit      15,771     40,122       7,258         95     63,246
     Other borrowings               --        2,600      10,250       --       12,850
                                --------   --------    --------   --------   --------

                                  54,779     42,722      17,508         95    115,104
                                --------   --------    --------   --------   --------

Interest rate sensitivity
     gap                        $ 23,437   $(15,513)   $  2,255   $  5,628   $ 15,807
                                ========   ========    ========   ========   ========
Cumulative interest rate
     sensitivity gap            $ 23,437   $  7,924    $ 10,179   $ 15,807
                                ========    ========   ========   ========
Interest rate sensitivity
     gap ratio                      1.43         .64       1.13      60.24
                                ========    ========   ========   ========
Cumulative interest rate
     sensitivity gap ratio          1.43        1.08       1.09       1.14
                                ========    ========   ========   ========

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

                    DISTRIBUTION OF ASSETS, LIABILITIES, AND
                              STOCKHOLDERS' EQUITY:
                    INTEREST RATES AND INTEREST DIFFERENTIALS

Average Balances
----------------

The condensed average balance sheet for the year indicated is presented below.
(1)

                                             Years Ended December 31,
                                                2001         2000
                                             (Dollars in Thousands)
          ASSETS
Cash and due from banks                     $   2,694    $   2,185
Interest-bearing deposits in banks                326         --
Taxable securities                              2,307        3,767
Securities valuation account                        3           (7)
Federal funds sold                              3,730        3,964
Loans (2)                                      90,504       53,874
Allowance for loan losses                        (910)        (526)
Other assets                                    5,470        3,803
                                            ---------    ---------
                                            $ 104,124    $  67,060
                                            =========    =========

Total interest-earning assets               $  96,867    $  61,605
                                            =========    =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand             $  10,047    $   6,214
     Interest-bearing demand                   27,208       19,654
     Savings                                    1,735          828
     Time                                      54,084       30,605
                                            ---------    ---------
              Total deposits                   93,074       57,301

     Other borrowings                             868           26
     Other liabilities                            578          371
                                            ---------    ---------
              Total liabilities                94,520       57,698
     Stockholders' equity                       9,604        9,362
                                            ---------    ---------
                                            $ 104,124    $  67,060
                                            =========    =========

     Total interest-bearing liabilities     $  83,895    $  51,113
                                            =========    =========

(1) For each category, average balances were determined using the daily average balances during the year.

(2) Nonaccrual loans included in average balances for 2001 and 2000 were $383,000 and $0, respectively.

Interest Income and Interest Expense
------------------------------------

         The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                                 Years Ended December 31,
                                                              2001                       2000
                                                                      Average                  Average
                                                     Interest          Rate      Interest       Rate
                                                                    (Dollars in Thousands)

INTEREST INCOME:
     Interest and fees on loans (1)                  $  8,197          9.06%    $   5,702       10.58%
     Interest on deposits in banks                         19          5.84            --       --
     Interest on taxable securities                       128          5.58           216        5.73
     Interest on federal funds sold                       156          4.17           262        6.62
                                                        -----                      ------
     Total interest income                              8,500          8.78         6,180       10.03
                                                        -----                       -----

INTEREST EXPENSE:
     Interest on interest-bearing
       demand deposits                                  1,014          3.73           824        4.20
     Interest on savings deposits                          47          2.70            25        2.97
     Interest on time deposits                          3,280          6.06         1,973        6.45
     Interest on other borrowings                          19          2.27             2        9.00
                                                        -----                       -----
     Total interest expense                             4,360          5.20         2,824        5.53
                                                        -----                       -----

NET INTEREST INCOME                                  $  4,140                    $  3,356
                                                                                    =====

     Net interest spread                                               3.58%                     4.50%
                                                                       ====                      ====
     Net yield on average interest-earning assets                      4.27%                     5.45%
                                                                       ====                      ====

(1) Interest and fees on loans includes $823,000 and $452,000 of loan fee income for the years ended December 31, 2001 and 2000, respectively. There was no interest income recognized on nonaccrual loans during 2001 or 2000.

Rate and Volume Analysis
------------------------

         The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

     o    change in volume (change in volume multiplied by old rate);
     o    change in rate (change in rate multiplied by old volume); and
     o    a combination of change in rate and change in volume.

         The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately on a consistent basis to the change due to volume and the change due to rate.

                                                      Year Ended December 31,
                                                           2001 vs. 2000
                                                          Changes Due To:

                                                    Rate     Volume       Net
                                                      (Dollars in Thousands)
Increase (decrease) in:
     Income from interest-earning assets:
     Interest and fees on loans                   $  (920)   $ 3,415    $ 2,495
     Interest on deposits in banks                   --           19         19
     Interest on taxable securities                    (6)       (82)       (88)
     Interest on federal funds sold                   (92)       (14)      (106)
                                                  -------    -------    -------
              Total interest income                (1,018)     3,338      2,320
                                                  -------    -------    -------

     Expense from interest-bearing liabilities:
     Interest on interest-bearing
              demand deposits                        (100)       290        190
     Interest on savings deposits                      (2)        24         22
     Interest on time deposits                       (123)     1,430      1,307
     Interest on other borrowings                      (1)        18         17
                                                  -------    -------    -------
              Total interest expense                 (226)     1,762      1,536
                                                  -------    -------    -------

              Net interest income                 $  (792)   $ 1,576    $   784
                                                  =======    =======    =======

                              INVESTMENT PORTFOLIO

Types of Investments
--------------------

         The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

                                                        December 31,
                                                2001                  2000
                                                    (Dollars in Thousands)

     U.S. Government agencies                $   905                 $ 3,543
     Restricted equity securities                643                      96
                                               -----                   -----
                                             $ 1,548                 $ 3,639
                                               =====                   =====

Maturities

         The amounts of debt securities in each category as of December 31, 2001 are shown in the following table according to contractual maturity classifications:

     o    one year or less,
     o    after one through five years,
     o    after five through ten years and
     o    after ten years.

         Restricted equity securities are not included in the table because they have no contractual maturity.

                                                              After one                 After five
                                 One year or less         through five years         through ten years
                               Amount      Yield (1)      Amount     Yield (1)      Amount      Yield (1)

U.S. Government agencies      $   --        -%           $ 905        5.35%         $ --          -%
                               =====                       ===                       ===

                                  After ten years                Total
                               Amount       Yield (1)      Amount     Yield (1)

U.S. Government agencies      $   --           -%          $ 905       5.35%
                               =====                         ===

(1) The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.


                                 LOAN PORTFOLIO

Types of Loans
--------------

         The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                       December 31,
                                    2001         2000
                                  (Dollars in Thousands)

Commercial                       $  26,666    $  16,896
Real estate-construction            20,880        7,707
Real estate-mortgage                51,632       33,451
Consumer installment and other      13,567        9,012
                                 ---------    ---------
                                   112,745       67,066
Less allowance for loan losses      (1,252)        (737)
                                 ---------    ---------
          Net loans              $ 111,493    $  66,329
                                 =========    =========

Maturities and Sensitivities of Loans to Changes in Interest Rates
------------------------------------------------------------------

         Total loans as of December 31, 2001 are shown in the following table according to contractual maturity classifications:

     o    one year or less,
     o    after one through five years, and
     o    after five years.

                                                   (Dollars in Thousands)

Commercial
     One year or less                                    $ 14,234
     After one through five years                           9,373
     After five years                                       3,059
                                                         --------
                                                           26,666

Construction
     One year or less                                      20,880
     After one through five years                            --
     After five years                                        --
                                                         --------
                                                           20,880

Other
     One year or less                                      31,838
     After one through five years                          25,092
     After five years                                       8,269
                                                         --------
                                                           65,199

                                                         $112,745

         The following table summarizes loans at December 31, 2001 with the due dates after one year that have predetermined and floating or adjustable interest rates.

                                                   (Dollars in Thousands)

      Predetermined interest rates                       $ 16,880
      Floating or adjustable interest rates                25,913
                                                           ------
                                                         $ 45,793
                                                         ========

Risk Elements
-------------

         Information with respect to nonaccrual, past due, restructured and other problem loans at December 31, 2001 and 2000 is as follows:

                                                       December 31,
                                                  2001             2000
                                                 (Dollars in Thousands)

Nonaccrual loans                                  $874             $  0
Loans contractually past due ninety
     days or more as to interest or
     principal payments and still accruing         120                1
Restructured loans                                   0                0
Potential problem loans                            200              696
Interest income that would have been recorded
     on nonaccrual and restructured loans under
     original terms                                 28                0
Interest income that was recorded on
     nonaccrual and restructured loans               0                0

         Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured.

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

                                            Years Ended December 31,
                                               2001       2000
                                            (Dollars in Thousands)

Average amount of loans outstanding           $90,504    $53,874
                                              =======    =======

Balance of allowance for loan losses
     at beginning of year                     $   737    $   397
                                              =======    -------

Loans charged off
     Commercial and financial                    --         --
     Real estate- mortgage                       --            7
     Installment                                   58       --
                                              -------    -------
                                                   58          7
                                              -------    -------

Loans recovered
     Commercial and financial                    --         --
     Real estate mortgage                        --         --
     Installment                                    5       --
                                              -------    -------
                                                    5       --
                                              -------    -------

Net charge-offs                                    53          7
                                              -------    -------

Additions to allowance charged to operating
     expense during year                          568        347
                                              -------    -------

Balance of allowance for loan losses
     at end of year                           $ 1,252    $   737
                                              =======    =======

Ratio of net loans charged off during the
     year to average loans outstanding            .06%       .01%
                                              =======    =======

Allowance for Loan Losses
-------------------------

         The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a loan classification program. Under the program, as each loan is made, we assign a loan grade. Each loan grade is assigned an allowance percentage determined based on our experience specifically and the historical experience of the banking industry generally. Loan classifications are then subject to periodic review by the responsible lending officers and by senior management based upon their judgment, our loan loss experience, current economic conditions that may affect the borrower's ability to repay, lender requirements, the underlying collateral value of the loans and other appropriate information. Management relies predominantly on this ongoing review of the loan portfolio to assess the risk characteristics of the portfolio in the aggregate and to determine adjustments, if any, to our allowance for loan losses. Based upon this ongoing review, we may identify loans that could be impaired. A loan is considered impaired when it is probable that we will be unable to collect all principal and interest due in accordance with the contractual terms of the loan agreement. When we identify a loan as impaired, the allowance for loan losses is increased if we determine that the amount of impairment is in excess of the allowance of the allowance determined under our loan classification program. We maintain an allowance for loan losses of no less than 1.0% of outstanding loans at all times.

         As of December 31, 2001 and 2000, we had made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                              December 31, 2001                December 31, 2000
                                       Percent of loans in             Percent of loans in
                                          each category                   each category
                              Amount    to total loans        Amount      to total loans
                                            (Dollars in Thousands)

Commercial                   $  376            24%            $  221            25%
Real estate - construction      125            18                 74            12
Real estate - mortgage          626            46                368            50
Consumer installment
     loans and other            125            12                 74            13
                             ------          ----             ------          ----
                             $1,252           100%            $  737           100%
                             ======          ====             ======          ====

                                    DEPOSITS

         Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits is presented below. (1)

                                                            Years Ended December 31,
                                                  2001                                   2000
                                          Amount         Percent                 Amount          Percent
                                                               (Dollars in Thousands)

Noninterest-bearing demand deposits     $10,047              --%                  $ 6,214          --  %
Interest-bearing demand deposits         27,208            3.73                    19,654          4.20
Savings deposits                          1,735            2.70                       828          2.97
Time deposits                            54,084            6.06                    30,605          6.45
                                         ------                                    ------
                                        $93,074                                   $57,301
                                         ======                                    ======

(1) Average balances were determined using the daily average balances during the year.

         The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2001 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.
                                                   (Dollars in Thousands)

     Three months or less                               $  8,989
     Over three months through six months                 11,098
     Over six through twelve months                        7,822
     Over twelve months                                    2,903
                                                          ------
              Total                                     $ 30,812
                                                          ======


                    RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

The following rate of return information for the year indicated is presented below.

                                               Years Ended December 31,
                                             2001                     2000

     Return on assets (1)                   (.09)%                     .82%
     Return on equity (2)                   (.98)                     5.87
     Dividend payout ratio (3)              -                         -
     Equity to assets ratio (4)             9.22                     13.96

(1)  Net income (loss) divided by average total assets.
(2)  Net income (loss) divided by average equity.
(3) Dividends declared per share of common stock divided by net income per share.
(4)  Average equity divided by average total assets.

ITEM 7 - FINANCIAL STATEMENTS
-----------------------------

                      CHESTATEE BANCSHARES, INC.
                           AND SUBSIDIARIES

                     CONSOLIDATED FINANCIAL REPORT

                           DECEMBER 31, 2001

                           CHESTATEE BANCSHARES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 2001




                                TABLE OF CONTENTS
                                -----------------


                                                                            Page
                                                                            ----

INDEPENDENT AUDITOR'S REPORT.................................................F-1

FINANCIAL STATEMENTS

     Consolidated balance sheets.............................................F-2
     Consolidated statements of operations...................................F-3
     Consolidated statements of comprehensive income (loss) .................F-4
     Consolidated statements of stockholders' equity.........................F-5
     Consolidated statements of cash flows...................................F-6
     Notes to consolidated financial statements...........................F-7-24

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Chestatee Bancshares, Inc.
Dawsonville, Georgia


                  We have audited the accompanying consolidated balance sheets of Chestatee Bancshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income
(loss), stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


                  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chestatee Bancshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                            /s/ MAULDIN & JENKINS, LLC






Atlanta, Georgia
February 21, 2002

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                     Assets                                       2001           2000
                                     ------                                   ------------   ------------

Cash and due from banks                                                       $  3,479,452   $  5,017,193
Interest-bearing deposits in banks                                               1,299,930         14,801
Federal funds sold                                                              15,318,000      2,730,000
Securities available-for-sale                                                      505,469      2,144,456
Securities held-to-maturity, fair value of $413,875
   and $1,390,057, respectively                                                    399,627      1,399,315
Restricted equity securities, at cost                                              642,500         95,600

Loans                                                                          112,745,782     67,066,299
Less allowance for loan losses                                                   1,252,461        736,898
                                                                              ------------   ------------
          Loans, net                                                           111,493,321     66,329,401

Premises and equipment                                                           5,058,963      3,631,474
Other assets                                                                     1,937,862      1,067,412
                                                                              ------------   ------------

          Total assets                                                        $140,135,124   $ 82,429,652
                                                                              ============   ============

                      Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing                                                       $ 11,367,999   $  7,547,972
    Interest-bearing                                                           102,253,672     64,630,121
                                                                              ------------   ------------
          Total deposits                                                       113,621,671     72,178,093
Other borrowings                                                                12,850,000         50,000
Other liabilities                                                                  480,472        616,423
                                                                              ------------   ------------
          Total liabilities                                                    126,952,143     72,844,516
                                                                              ------------   ------------

Commitments and contingencies

Stockholders' equity
    Common stock; no par value; 20,000,000 shares authorized;
        2,275,000 and 1,900,000 shares issued and outstanding, respectively     13,169,370      9,482,364
    Retained earnings                                                               10,220        103,907
    Accumulated other comprehensive income (loss)                                    3,391         (1,135)
                                                                              ------------   ------------
          Total stockholders' equity                                            13,182,981      9,585,136
                                                                              ------------   ------------

          Total liabilities and stockholders' equity                          $140,135,124   $ 82,429,652
                                                                              ============   ============

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                    2001           2000
                                                                -----------    -----------
Interest income
    Loans                                                       $ 8,197,123    $ 5,701,920
    Taxable securities                                              128,632        215,785
    Federal funds sold                                              155,647        262,527
    Interest-bearing deposits in banks                               19,044           --
                                                                -----------    -----------
          Total interest income                                   8,500,446      6,180,232
                                                                -----------    -----------

Interest expense
    Deposits                                                      4,340,933      2,822,070
    Other borrowings                                                 19,735          2,355
                                                                -----------    -----------
          Total interest expense                                  4,360,668      2,824,425
                                                                -----------    -----------

          Net interest income                                     4,139,778      3,355,807
Provision for loan losses                                           568,279        347,200
                                                                -----------    -----------
          Net interest income after provision for loan losses     3,571,499      3,008,607
                                                                -----------    -----------

Other income
    Service charges on deposit accounts                             417,232        304,606
    Other operating income                                          148,013        127,148
                                                                -----------    -----------
          Total other income                                        565,245        431,754
                                                                -----------    -----------

Other expense
    Salaries and employee benefits                                2,032,709      1,376,752
    Equipment and occupancy expense                                 595,226        399,647
    Other operating expenses                                      1,685,438      1,104,152
                                                                -----------    -----------
          Total other expense                                     4,313,373      2,880,551
                                                                -----------    -----------

          Income (loss) before income tax (benefit)                (176,629)       559,810

Income tax expense (benefit)                                        (82,942)         9,850
                                                                -----------    -----------

          Net income (loss)                                     $   (93,687)   $   549,960
                                                                ===========    ===========

Basic and diluted earnings (losses) per share                   $     (0.05)   $      0.29
                                                                ===========    ===========

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                 2001       2000
                                                              ----------   --------

Net income (loss)                                              $(93,687)   $549,960

Other comprehensive income:
        Unrealized holding gains on securities
           available-for-sale arising during period, net of
           tax (benefits) of $2,774 and $(696), respectively      4,526       8,084
                                                               --------    --------

Comprehensive income (loss)                                    $(89,161)   $558,044
                                                               ========    ========

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                Accumulated
                                         Common Stock             Retained         Other           Total
                                 ---------------------------
                                                  Amount          Earnings      Comprehensive   Stockholders'

                                    Shares        Paid In         (Deficit)     Income (Loss)      Equity
                                 ------------  -------------    ------------    -------------   ------------

Balance, December 31, 1999            950,000   $  9,482,364    $   (446,053)   $     (9,219)   $  9,027,092
    Net income                           --             --           549,960            --           549,960
    Stock split                       950,000           --              --              --              --
    Other comprehensive income           --             --              --             8,084           8,084
                                 ------------   ------------    ------------    ------------    ------------
Balance, December 31, 2000          1,900,000      9,482,364         103,907          (1,135)      9,585,136
    Net loss                             --             --           (93,687)           --           (93,687)
    Issuance of common stock          375,000      3,750,000            --              --         3,750,000
    Stock issue costs                    --          (62,994)           --              --           (62,994)
    Other comprehensive income           --             --              --             4,526           4,526
                                 ------------   ------------    ------------    ------------    ------------
Balance, December 31, 2001          2,275,000   $ 13,169,370    $     10,220    $      3,391    $ 13,182,981
                                 ============   ============    ============    ============    ============

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                     2001           2000
                                                                -------------   -------------
OPERATING ACTIVITIES
    Net income (loss)                                           $    (93,687)   $    549,960
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Depreciation                                                 251,826         167,190
        Deferred taxes                                               (91,107)       (223,784)
        Provision for loan losses                                    568,279         347,200
        Loss on sale of other real estate owned                         --             4,538
        Increase in interest receivable                              (90,146)       (403,594)
        Increase (decrease) in interest payable                      (11,345)        227,265
        Net other operating activities                              (297,423)        196,606
                                                                ------------    ------------

          Net cash provided by operating activities                  236,397         865,381
                                                                ------------    ------------

INVESTING ACTIVITIES
    Increase in interest-bearing deposits in banks                (1,285,129)         (7,970)
    Purchase of securities available-for-sale                     (1,500,000)     (2,828,205)
    Proceeds from maturities of securities available-for-sale      3,146,287       1,181,918
    Proceeds from maturities of securities held-to-maturity          999,688       1,506,604
    Purchase of restricted equity securities                        (546,900)           --
    Net increase in federal funds sold                           (12,588,000)       (310,000)
    Net increase in loans                                        (45,724,347)    (27,477,786)
    Purchase of premises and equipment                            (1,679,315)       (829,108)
    Purchase of life insurance policies                             (590,000)           --
    Proceeds from sale of other real estate owned                       --           246,788
                                                                ------------    ------------

              Net cash used in investing activities              (59,767,716)    (28,517,759)

                                                                ------------    ------------

FINANCING ACTIVITIES
    Net increase in deposits                                      41,443,578      30,362,114
    Net proceeds from other borrowings                            12,800,000          50,000
    Proceeds from sale of common stock                             3,750,000            --
                                                                ------------    ------------

              Net cash provided by financing activities           57,993,578      30,412,114
                                                                ------------    ------------

Net increase (decrease) in cash and due from banks                (1,537,741)      2,759,736

Cash and due from banks at beginning of year                       5,017,193       2,257,457
                                                                ------------    ------------

Cash and due from banks at end of year                          $  3,479,452    $  5,017,193
                                                                ============    ============

SUPPLEMENTAL DISCLOSURES Cash paid for:
        Interest                                                $  4,372,013    $  2,597,160

        Income taxes                                            $    288,394    $     47,254

NONCASH TRANSACTIONS
     Principal balance of loans transferred
         to other real estate owned                             $     82,148    $     46,362

     Financed sales of other real estate owned                  $     90,000    $       --

     Accrued stock issue costs                                  $     62,994            --

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business

          Chestatee Bancshares, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly-owned subsidiaries, Chestatee State Bank (the "Bank"), Chestatee Residential Mortgage, Inc. ("CRM"), and Chestatee Financial Services, Inc. ("CFS") The Bank is a commercial bank located in Dawsonville, Dawson County, Georgia. The Bank provides a full range of banking services in its primary market area of Dawson County and the surrounding counties. CRM, which as a member in Guaranty Mortgage Services, LLC, a nonaffiliated company, provides residential mortgage lending and origination services to customers in the Bank's primary market area. CFS provides investment and financial services to customers in the Bank's primary market area. CRM and CFS commenced operations in 2001.

          Basis of Presentation

          The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and balances are eliminated in consolidation.

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

          Cash, Due From Bank and Cash Flows

          For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, interest-bearing deposits in banks, federal funds sold, deposits and other borrowings are reported net.

          The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

          Securities

          Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities not classified as held-to-maturity, are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Restricted equity securities without a readily determinable fair value are recorded at cost.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          The allowance for loan losses is established through a provision for loan losses charged to expense. Loans losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

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

          A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

          Premises and Equipment

          Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally by straight-line methods over the estimated useful lives of the assets.

          Other Real Estate Owned

          Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. The Company had no other real estate owned at December 31, 2001 and 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Earnings (Losses) Per Share

          Basic earnings (losses) per share are computed by dividing net income
          (loss) by the weighted-average number of shares of common stock outstanding. Diluted earnings (losses) per share are computed by dividing net income (loss) by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SECURITIES

         The amortized cost and fair value of securities are summarized as follows:

                                                                   Gross         Gross
                                    Amortized     Unrealized     Unrealized      Fair
                                       Cost         Gains          Losses        Value
                                    ----------   ------------   -----------    ----------
Securities Available-for-Sale
   December 31, 2001:
   U.S. Government and
      agency securities             $  500,000   $      5,469   $      --      $  505,469
                                    ==========   ============   ===========    ==========

   December 31, 2000:
   U.S. Government and
     agency securities              $2,146,287   $      1,798   $    (3,629)   $2,144,456
                                    ==========   ============   ===========    ==========

      Securities Held-to-Maturity
   December 31, 2001:
   U. S. Government and agency
      securities                    $  399,627   $     14,248   $      --      $  413,875
                                    ==========   ============   ===========    ==========

   December 31, 2000:
   U. S. Government and agency
      securities                    $1,399,315   $       --     $    (9,258)   $1,390,057
                                    ==========   ============   ===========    ==========

          Securities with a carrying value of $399,627 and $399,000 at December 31, 2001 and 2000 were pledged to secure public deposits and for other purposes required or permitted by law.

          The amortized cost and fair value of debt securities as of December 31, 2001 by contractual maturity are shown below.

                                 Securities            Securities
                             Available-for-Sale     Held-to-Maturity
                             -------------------   -------------------
                            Amortized    Fair     Amortized     Fair
                               Cost      Value       Cost      Value
                             --------   --------   --------   --------

Due from one to five years   $500,000   $505,469   $399,627   $413,875
                             ========   ========   ========   ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  LOANS

         The composition of loans is summarized as follows:

                                     December 31,
                             ----------------------------
                                 2001             2000
                             ------------    ------------

Commercial and industrial    $ 26,666,000    $ 16,896,000
Real estate - construction     20,880,000       7,707,000
Real estate - mortgage         51,703,000      33,542,000
Consumer and other             13,567,608       9,014,673
                             ------------    ------------
                              112,816,608      67,159,673
Unearned income                   (70,826)        (93,374)
Allowance for loan losses      (1,252,461)       (736,898)
                             ------------    ------------
Loans, net                   $111,493,321    $ 66,329,401
                             ============    ============

Changes in the allowance for loan losses are as follows:

                                                Years Ended December 31,
                                                -----------------------
                                                   2001         2000
                                                ----------   ----------

Balance, beginning of year                      $  736,898    $ 397,262
   Provision for loan losses                       568,279      347,200
   Loans charged off                               (57,655)      (7,564)
   Recoveries of loans previously charged off        4,939         --
                                                ----------    ---------
Balance, end of year                            $1,252,461    $ 736,898
                                                ==========    =========

          The total recorded investment in impaired loans was $873,620 and $0 at December 31, 2001 and 2000, respectively. There were no impaired loans that had related allowances for loan losses determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, at December 31, 2001 and 2000. The average recorded investment in impaired loans for 2001 and 2000 was $383,376 and $0, respectively. Interest income recognized for cash payments received on impaired loans was not material for the years ended December 31, 2001 and 2000.

          In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2001 are as follows:

Balance, beginning           $ 5,693,935
   Advances                    5,296,944
   Repayments                 (4,825,650)
                             -----------


Balance, ending              $ 6,165,229
                             ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  PREMISES AND EQUIPMENT

                  Premises and equipment are summarized as follows:

                                   December 31,
                           --------------------------
                               2001           2000
                           -----------    -----------

Land                       $   750,029    $   732,454
Buildings                    3,366,586      2,129,005
Equipment                    1,546,657      1,122,498
                           -----------    -----------
                             5,663,272      3,983,957
Accumulated depreciation      (604,309)      (352,483)
                           -----------    -----------
                           $ 5,058,963    $ 3,361,474
                           ===========    ===========

         Lease

          The Company leases certain of its administrative office facilities under a noncancelable operating lease agreement from an entity owned by the Board of Directors. The Company also leases certain of its branch facilities under various other noncancelable operating lease agreements. The initial terms of the leases range from two to five years. The leases require the Company to pay normal maintenance costs.

          Future minimum lease payments on noncancelable leases based on initial terms are summarized as follows:

         2002                  $ 96,453
         2003                    45,667
                               ---------
                               $142,120
                               =========

          Total rental expense is summarized as follows:

                      Years Ended December 31,
                      ----------------------
                        2001          2000
                      --------      --------

Related party         $ 43,875      $   --
Other third parties     52,325        41,170
                      --------      --------
                      $ 96,200      $ 41,170
                      ========      ========


NOTE 5.  DEPOSITS

          The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2001 and 2000 was $30,812,214 and $18,356,708,
          respectively. The Company had brokered certificates of deposit at December 31, 2001 and 2000 of $3,591,704 and $0, respectively. The scheduled maturities of time deposits at December 31, 2001 are as follows:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      2002                    $  55,910,067
                      2003                        4,510,287
                      2004                        1,610,871
                      2005                          375,252
                      2006                          761,630
                      Thereafter                     78,321
                                              --------------
                                              $  63,246,428
                                              ==============


NOTE 6.  OTHER BORROWINGS

          Other borrowings consist of the following:

                                                                                 December 31,
                                                                         ---------------------------
                                                                             2001            2000
                                                                         ------------    -----------

Adjustable rate advance from Federal Home Loan Bank with

   interest payable monthly (interest rate adjusts quarterly, 1.95%
   at December 31, 2001), matures June 20, 2003                          $  8,250,000     $     --
Fixed rate advance from Federal Home Loan Bank with interest
   payable monthly at 2.67%, matures April 3, 2002                          1,000,000           --
Fixed rate advance from Federal Home Loan Bank with interest
   payable monthly at 2.67%, matures October 3, 2002                        1,600,000           --
Fixed rate advance from Federal Home Loan Bank with interest
   payable monthly at 2.99%, matures April 3, 2003                          1,000,000           --
Fixed rate advance from Federal Home Loan Bank with interest
   payable monthly at 3.30%, matures October 3, 2003                        1,000,000           --
Unsecured line of credit with a commercial bank with interest payable semi-annually at prime minus .5% (9.00% at
   December 31, 2000), matured June 7, 2001                                     --           50,000
                                                                         ------------     ---------
                                                                         $ 12,850,000     $  50,000
                                                                         ============     =========

          The advances from the Federal Home Loan Bank are secured by a blanket floating lien on the Company's qualifying first mortgage loans and Federal Home Loan Bank stock.


NOTE 7.  EMPLOYEE AND DIRECTOR BENEFIT PLANS

         401(K) Plan

          The Company has a 401(K) plan available to all eligible employees, subject to certain minimum age and service requirements. Contributions charged to expense were $21,941 and $19,165 for the years ended December 31, 2001 and 2000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Stock Compensation Plans and Agreements

          The Company has two stock option plans and has reserved a total of 300,000 options for grant to the Company's officers and directors. Options are granted at the fair value of the Company's common stock at the date of grant and expire ten years from the date of grant.

          The Company also has employee agreements with certain of its executive officers whereby stock options are earned based upon the performance of the Company. Options earned under these agreements are priced at the Company's book value as of year-end and expire ten years from the date the options are earned.

                     Other pertinent information related to the options follows:

                                                 2001                  2000
                                         -------------------   ---------------------
                                                    Weighted-              Weighted-
                                                     Average                Average
                                                    Exercise                Exercise
                                          Shares      Price     Shares       Price
                                         -------    --------    ------     ---------

Under option, beginning of year           20,000     $ 4.89      10,000       4.75$
   Granted                               239,000       8.11      10,000       5.03
   Exercised                                --          --         --           --
   Cancelled                                --          --         --           --
                                         -------                 ------
Under option, end of year                259,000       7.86      20,000       4.89
                                         =======                 ======

Exercisable, end of year                 216,000       7.69      20,000       4.89
                                         =======                 ======
Weighted-average fair value of options
   granted during the year               $  3.44                 $ 4.35

          Information pertaining to options outstanding at December 31, 2001 is as follows:

                                     Options Outstanding                      Options Exercisable
                        ---------------------------------------------      --------------------------
                                            Weighted-
                                             Average        Weighted-                       Weighted-
                                            Remaining        Average                         Average
    Range of               Number          Contractual       Exercise        Number         Exercise
Exercise Prices          Outstanding           Life           Price        Exercisable        Price
----------------        --------------    ------------      ---------      -----------     ----------

 $4.75 - $5.82             22,000           9 years        $  4.97          22,000         $  4.97
 $8.00 - $10.00           237,000          10 years           8.13         194,000            8.00
                          -------                                          -------
                          259,000          10 years           7.86         216,000            7.69
                          =======                                          =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Stock Compensation Plans and Agreements (Continued)

          The Company applies Opinion 25 and related Interpretations in accounting for the stock options. Under the employee agreements, the Company recognized compensation costs of $29,460 and $21,100 for the difference between the grant price of the options earned and the fair value of the common stock for the years ended December 31, 2001 and 2000, respectively. Under the employee and director stock option plans, the Company recognized no compensation costs. Had compensation cost for the stock options been determined based on the fair value of the awards consistent with the method prescribed by FASB Statement No. 123, net income (loss) and earnings (losses) per share would have been adjusted to the pro forma amounts indicated below.

                                                                      Years Ended December 31,
                                                                     --------------------------
                                                                         2001           2000
                                                                     -----------      ---------

   Net income (loss)                         As reported             $  (93,687)      $ 549,960
                                             Pro forma               $ (494,716)      $ 508,936

   Earnings (losses) per share               As reported             $    (0.05)      $    0.29
                                             Pro forma               $    (0.26)      $    0.27

   Earnings (losses) per share -             As reported             $    (0.05)      $    0.29
     assuming dilution                       Pro forma               $    (0.26)      $    0.27

          The fair value of the options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

                                                                       Years Ended December 31,
                                                                    -----------------------------
                                                                      2001                2000
                                                                    ---------           ---------

 Dividend yield (as a percent of the fair value of the stock)              0%                  0%
 Expected life                                                       10 years            10 years
 Expected volatility                                                       0%                  0%
 Risk-free interest rate                                                5.59%               6.23%

         Deferred Compensation Plan

          In 2001, the Company established a deferred compensation plan providing for death and retirement benefits for its chief executive officer. The estimated amounts to be paid under the compensation plan are being funded through the purchase of life insurance policies on the executive officer. The balance of the policy cash surrender values included in other assets at December 31, 2001 is $598,361. Income recognized on the policies amounted to $8,361 for the year ended December 31, 2001. The deferred compensation liability and expense recognized was $10,740 as of and for the year ended December 31, 2001.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  INCOME TAXES

          Income tax expense consists of the following:

                                              Years Ended December 31,
                                           -----------------------------
                                               2001             2000
                                           -------------    ------------

    Current                                $     8,165      $    233,634
    Deferred                                   (91,107)          (55,328)
    Change in valuation allowance                  -            (168,456)
                                           -------------    -------------
         Income tax expense (benefit)      $   (82,942)     $      9,850
                                           =============    ==============

          The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                      Years Ended December 31,
                                    ------------------------------------------------------
                                              2001                          2000
                                    --------------------------   -------------------------
                                       Amount       Percent         Amount        Percent
                                    -------------  -----------   -------------   ---------

Income taxes at statutory rate      $   (60,054)      (34) %     $   190,336        34  %
Change in valuation allowance               -         -             (168,456)      (30)
Tax-free interest on loans               (3,506)       (2)              (790)       -
Surtax exemption                        (16,026)       (9)                -         -
State income tax (benefit)               (9,709)       (6)           (13,879)       (2)
Other items                               6,353         4              2,639        -
                                    -------------  -----------   -------------   ---------
     Income tax expense (benefit)   $   (82,942)      (47) %     $     9,850         2  %
                                    =============  ===========   =============   =========

          The components of deferred income taxes are as follows:

                                                        December 31,
                                                -----------------------------
                                                    2001            2000
                                                -------------   -------------
Deferred tax assets:
   Loan loss reserves                           $    331,345    $    174,244
   Deferred loan fees                                 26,727          34,220
   Preopening and organization costs                  50,786          83,887
   Stock options                                      19,079           7,962
   Deferred compensation                               1,223             -
   Other                                               2,676             -
   Securities available-for-sale                         -               696
                                                -------------   -------------
                                                     431,836         301,009
                                                -------------   -------------
Deferred tax liabilities:
   Depreciation                                      109,705          69,289
   Securities available-for-sale                       2,078             -
                                                -------------   -------------
                                                     111,783          69,289
                                                -------------   -------------

          Net deferred tax assets               $    320,053    $    231,720
                                                =============   =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  EARNINGS (LOSSES) PER SHARE

          Presented below is a summary of the components used to calculate basic and diluted earnings (losses) per share.

                                                           Years Ended December 31,
                                                        -------------------------------
                                                            2001              2000
                                                        --------------    -------------
Basic Earnings (Losses) Per Share:
   Weighted average common shares outstanding             1,901,027         1,900,000
                                                       ==============   ===============

   Net income (loss)                                   $    (93,687)    $     549,960
                                                       ==============   ===============

   Basic earnings (losses) per share                   $      (0.05)    $        0.29
                                                       ==============   ===============

Diluted Earnings (Losses) Per Share:
   Weighted average common shares outstanding             1,901,027         1,900,000
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year                  -               6,607
                                                       --------------   ---------------
   Total weighted average common shares and
      common stock equivalents outstanding                1,901,027         1,906,607
                                                       ==============   ===============

   Net income (loss)                                   $    (93,687)    $     549,960
                                                       ==============   ===============

   Diluted earnings (losses) per share                 $      (0.05)    $        0.29
                                                       ==============   ===============

NOTE 10. COMMITMENTS AND CONTINGENCIES

          The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit, standby letters of credit and credit card commitments. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

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

                                                          December 31,
                                              ---------------------------------
                                                    2001              2000
                                              ---------------   ---------------

 Commitments to extend credit                 $   25,572,000    $   11,264,000
 Credit card commitments                             329,000           219,000
                                              ---------------   ---------------
                                              $   25,901,000    $   11,483,000
                                              ===============   ===============
                                      F-17

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Credit card commitments are granted on an unsecured basis.

          Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. There were no outstanding letters of credit at December 31, 2001 or 2000.

          In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

NOTE 11. CONCENTRATIONS OF CREDIT

          The Company originates primarily commercial, residential, and consumer loans to customers in Dawson County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in the Dawson County area.

          Sixty-four percent of the Company's loan portfolio is concentrated in real estate loans, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in
          Note 3.

          The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $3,291,000.

NOTE 12. Regulatory Matters

          The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2001, no dividends could be paid without regulatory approval.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2001 and 2000, the Company and the Bank met all capital adequacy requirements to which they are subject.

          As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

          The Company and the Bank's actual capital amounts and ratios are presented in the following table.

                                                                    For Capital        Capitalized Under
                                                                      Adequacy         Prompt Corrective
                                               Actual                 Purposes         Action Provisions
                                        ----------------------   -------------------   -------------------
                                         Amount       Ratio       Amount     Ratio      Amount     Ratio
                                        ----------   ---------   ---------   -------   ---------   -------
                                                             (Dollars in Thousands)
                                        ------------------------------------------------------------------
December 31, 2001:
Total Capital to Risk Weighted Assets
   Consolidated                         $  14,428      12.09%    $  9,546        8%    $    N/A       N/A
   Bank                                 $  14,416      12.09%    $  9,543        8%    $ 11,929       10%
Tier I Capital to Risk Weighted Assets
   Consolidated                         $  13,179      11.04%    $  4,773        4%    $    N/A       N/A
   Bank                                 $  13,167      11.04%    $  4,772        4%    $  7,157        6%
Tier I Capital to Average Assets
   Consolidated                         $  13,179      10.78%    $  4,889        4%    $    N/A       N/A
   Bank                                 $  13,167      10.78%    $  4,887        4%    $  6,109        5%

December 31, 2000:
Total Capital to Risk Weighted Assets
   Consolidated                         $  10,323      15.05%    $  5,488        8%    $    N/A       N/A
   Bank                                 $  10,374      15.13%    $  5,486        8%    $  6,857       10%
Tier I Capital to Risk Weighted Assets
   Consolidated                         $   9,586      13.97%    $  2,744        4%    $    N/A       N/A
   Bank                                 $   9,637      14.06%    $  2,743        4%    $  4,114        6%
Tier I Capital to Average Assets
   Consolidated                         $   9,586      11.97%    $  3,205        4%    $    N/A       N/A
   Bank                                 $   9,637      12.03%    $  3,205        4%    $  4,006        5%

NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Cash, Due From Banks, Interest-Bearing Deposits in Banks and Federal Funds Sold:

         The carrying amounts of cash, due from banks, interest-bearing deposits in banks and federal funds sold approximate fair values.

         Securities:

          Fair values for securities are based on available quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

         Loans:

          For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Off-Balance Sheet Instruments (Continued):

          The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                                December 31,
                                    ------------------------------------------------------------------
                                                  2001                              2000
                                    ---------------------------------   ------------------------------
                                       Carrying            Fair           Carrying          Fair
                                        Amount            Value            Amount           Value
                                    ---------------   ---------------   -------------   --------------

Financial assets:
   Cash, due from banks, interest-
      bearing deposits in banks,
      and funds sold                $   20,097,382    $   20,097,382    $  7,761,994    $   7,761,994
   Securities available-for-sale           505,469           505,469       2,144,456        2,144,456
   Securities held-to-maturity             399,627           413,875       1,399,315        1,390,057
   Restricted equity securities            642,500           642,500          95,600           95,600
   Loans                               111,493,321       112,895,768      66,329,401       66,720,191
   Accrued interest receivable             776,385           776,385         686,239          686,239

Financial liabilities:
   Deposits                            113,621,671       115,307,272      72,178,093       72,334,783
   Other borrowings                     12,850,000        12,850,000          50,000           50,000
   Accrued interest payable                306,460           306,460         317,805          317,805

NOTE 14. SUPPLEMENTAL SEGMENT INFORMATION

          The Company has three reportable segments: commercial banking, residential mortgage lending and origination, and other financial services. The commercial banking segment provides traditional banking services offered through the Bank. The residential mortgage lending and origination segment provides these services offered through CRM. The financial services segment provides these services through CFS.

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses.

          The Company accounts for intersegment revenues and expenses as if the revenue/expense transactions were to third parties, that is, at current market prices.

          The Company's reportable segments are strategic business units that offer different products and services and are managed separately because of these differing products and services.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             INDUSTRY SEGMENTS
                             -----------------------------------------------------------------------------------
    For the Year Ended        Commercial                                  All
    December 31, 2001           Banking      Mortgage     Financial      Other     Eliminations      Total
---------------------------  ------------    ---------    ---------    ---------   ------------  ------------

Interest income              $  8,500,446    $     536    $     -      $    -      $     (536)   $  8,500,446
Interest expense                4,360,200          -            -         1,004          (536)      4,360,668
Net interest income             4,140,246          536          -        (1,004)           -        4,139,778
(expense)
Intersegment net interest
    income (expense)                 (536)         536          -           -              -               -
Other revenue from
external
    sources                       514,074       46,218        4,953         -              -          565,245
Depreciation                      251,826          -            -           -              -          251,826
Provision for loan losses         568,279          -            -           -              -          568,279
Segment profit (loss)            (149,318)      46,754       (9,610)     (64,455)          -         (176,629)
Segment assets                140,095,736       52,066        7,381       67,161      (87,220)    140,135,124
Expenditures for premises
  and equipment                 1,679,315          -            -           -              -        1,679,315

NOTE 15. SUPPLEMENTARY FINANCIAL DATA

          Components of other income and expenses in excess of 1% of total revenue are as follows:

                                              Years Ended December 31,
                                             --------------------------
                                                2001             2000
                                             ----------       ---------
Other income:
   Mortgage loan origination fees            $   64,947       $  86,944
Other expenses:
   Advertising                                  110,258          87,977
   Stationery and supplies                      211,104         138,871
   Data processing                              237,568         138,952
   Legal and professional                       194,601         149,162
   Telephone                                     91,112          49,822

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. PARENT COMPANY FINANCIAL INFORMATION

          The following information presents the condensed balance sheet, statements of operations and cash flows of Chestatee Bancshares, Inc. as of and for the years ended December 31, 2001 and 2000:

                            CONDENSED BALANCE SHEETS

                                                                           2001              2000
                                                                      -------------     --------------

Assets
  Cash                                                                 $    21,308   $     3,961
  Investment in subsidiaries                                            13,229,374     9,635,885
  Other assets                                                              45,853        30,755
                                                                       -----------   -----------

        Total assets                                                   $13,296,535   $ 9,670,601
                                                                       ===========   ===========

Liabilities
  Other borrowings                                                     $      --     $    50,000
  Other liabilities                                                        113,554        35,465
                                                                       -----------   -----------
        Total liabilities                                                  113,554        85,465
                                                                       -----------   -----------

Stockholders' equity                                                    13,182,981     9,585,136
                                                                       -----------   -----------

        Total liabilities and stockholders' equity                     $13,296,535   $ 9,670,601
                                                                       ===========   ===========

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                           2001         2000
                                                                       ------------  -----------

Income, dividends from bank subsidiary                                 $   145,000   $     --
                                                                       ------------  -----------

Expenses:
  Employee benefits                                                         29,460        21,100
  Interest                                                                   1,004         2,355
  Other                                                                     33,991        58,049
                                                                       -----------   ------------
               Total expenses                                               64,455         81,504
                                                                       -----------   ------------

               Income (loss) before income tax benefits and equity
                 in undistributed income (distributions in excess
                 of loss) of subsidiaries                                   80,545       (81,504)

Income tax benefits                                                        (16,805)      (30,755)
                                                                       ------------   -----------

               Income (loss) before equity in undistributed
                 income (distributions in excess of
                 loss) of subsidiaries                                      97,350       (50,749)

Equity in undistributed income (distributions in excess subsidiaries
   of loss) of subsidiaries                                               (191,037)      443,415
                                                                       ------------    ---------

               Net income (loss)                                       $   (93,687     $  392,666
                                                                       ============    =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                    2001           2000
                                                                -----------    ------------

OPERATING ACTIVITIES
  Net income (loss)                                             $   (93,687)   $   392,666
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
     (Undistributed income) distributions in excess
        of loss of subsidiaries                                     191,037       (443,415)
     Net other operating activities                                      (3)         4,710
                                                                -----------    -----------

          Net cash provided by (used in) operating activities        97,347        (46,039)
                                                                -----------    -----------

INVESTING ACTIVITIES
  Investment in subsidiaries                                     (3,780,000)          --
                                                                -----------    -----------

          Net cash used in investing activities                  (3,780,000)          --
                                                                -----------    -----------

FINANCING ACTIVITIES
  Proceeds from (repayment of) other borrowings                     (50,000)        50,000
  Proceeds from sale of common stock                              3,750,000           --
                                                                -----------    -----------

          Net cash provided by financing activities               3,700,000         50,000
                                                                -----------    -----------

Net increase in cash                                                 17,347          3,961

Cash at beginning of year                                             3,961           --
                                                                -----------    -----------

Cash at end of year                                             $    21,308    $     3,961
                                                                ===========    ===========

NOTE 17. BUSINESS COMBINATION

          On March 31, 2000, the Company acquired all of the outstanding stock of the Bank in exchange for 950,000 shares of the Company's common stock. The acquisition has been accounted for as a pooling of interest. The net income of the Bank prior to the acquisition was $157,294 and has been included in the consolidated statement of operations.


NOTE 18. STOCK OFFERING

          The Company is offering to sell a minimum of 300,000 and a maximum of 600,000 shares of its common stock at a price of $10.00 per share. As of December 31, 2001, 375,000 shares of common stock have been sold and issued.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

         The Company and the Bank have had no changes in or disagreements with our independent auditors, Mauldin & Jenkins, LLC, during our two most recent fiscal years or any period since that time. Chestatee Financial and Chestatee Mortgage have had no changes in or disagreements with its independent auditors, Mauldin & Jenkins, LLC, since their inception.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
-------------------------------------------------------------
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         ----------------------------------------------------------

         The following paragraphs set forth for each director, principal officer and significant employee of the Company:

     o    the name of each director of the Company;
     o    the year he was first elected a director;
     o a description of his position and offices with the Company (other than as a director), if any; and
     o a brief description of his principal occupation and business experience during at least the last five years;

The paragraphs may provide certain other information about each director, principal officer and significant employee of the Company as appropriate.

         Each director of the Company also serves as a director of the Bank, Chestatee Financial and Chestatee Mortgage. Except as otherwise disclosed, there are no family relationships between any of our directors or executive officers, and no director is a member of the board of directors of a publicly held company required to file reports with the Securities and Exchange Commission. Our directors are elected by a majority of votes cast at the annual meeting of the shareholders and serve until the next annual meeting of shareholders and until a successor is duly elected and qualified.

Directors
---------

         Ralph Millard Bowen, born April 6, 1942, is the owner of Bowen & Bowen Construction. He is a member of the Board of Directors of the Georgia Housing Financial Authority and the Georgia Department of Community Affairs. Mr. Bowen also serves on the Board of Directors of Gwinnett Financial Group, a reporting company. He is a principal of several real estate related business entities. He attended the University of Georgia and Rheinhardt College. Mr. Bowen has served as a director of the Company and the Bank since their inception.

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

         John Philip Hester, Sr., born January 23, 1953, is the President and Chief Executive Officer of the Company, the Bank, Chestatee Financial and Chestatee Mortgage in addition to serving as a member of the Board of Directors. He served as President, Chief Executive Officer, and Director of the Waycross Company & Trust from 1987 to 1990 and has been engaged in the Banking business in various capacities since 1975. He was President, Chief Executive Officer, and Director of the First Community Company of Dawsonville until his resignation to participate in organization of the Company. He is a graduate of the University of Georgia and has completed courses at the School of Banking of the South (Louisiana State University) and the University of Oklahoma Commercial Lending Scholl. Mr. Hester has served as a director of the Company and the Bank since their inception.

         Bruce Todd Howard, born March 17, 1967, is President and co-owner of Coal Mountain Builders Supply. He is a member of the Forsyth Homebuilders Association. Mr. Howard has served as a director of the Company and the Bank since their inception.

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

         Russell M. Wallace, born June 3, 1954, whose address is 77 Old River Road, Dahlonega, Georgia 30533, is a principal of The Wallace Group, LLC, a private investment company located in Dawsonville, Georgia. He is the former President and co-owner of Country Cupboard Food Stores, Inc. and past Chairman of the Georgia Association of Convenience Stores. Mr. Wallace is a member of the Board of Directors of the National Association of Convenience Stores. He is past Chairman of the Dawson County Heart Fund Association and the Dawson County Chamber of Commerce, and he is a member of the Dawson County Chamber of Commerce Board of Directors. He attended the University of Georgia. Mr. Wallace has served as Chairman of the Board of Directors of the Company and the Bank since their inception.

         During the previous five years, no director of the Company was the subject of a legal proceeding (as defined below) that is material to an evaluation of the ability or integrity of the director. "Legal proceeding" includes:

          o any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time;
          o any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
          o any order, judgment or decree of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and
          o any finding by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, such judgment having not been reversed, suspended or vacated.

Executive Officers
------------------

         John Philip Hester, Sr., (see paragraph in preceding section regarding directors). Mr. Hester serves as the President and Chief Executive Officer of the Company, the Bank, Chestatee Financial and Chestatee Mortgage. He has served in those capacities since their inception.

         James M. Curry, born November 2, 1962, serves as Executive Vice-President of the Bank. Mr. Curry previously was employed by SunTrust Bank, N.A. from 1985 until joining the Bank in December 2001. He attended the University of Georgia and has completed courses at the School of Banking of the South (Louisiana State University).

         During the previous five years, none of our executive officers was the subject of a legal proceeding (as defined above) that is material to an evaluation of the ability or integrity of the executive officer.

Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company pursuant to Rule 16a-3(d) during the year ended December 31, 2001, no person, who at any time during the year was a director, executive officer or beneficial owner of more than 10% of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

         The following table sets forth the cash and cash equivalent forms of compensation received by the chief executive officer of the Company and its named executive officers (in excess of $100,000) in the fiscal year ended December 31, 2001, and all cash and cash equivalent forms of compensation received by the chief executive officer and all named executive officers of the Company as a group.

                                                              SUMMARY COMPENSATION TABLE

                                                                                                            LONG-TERM COMPENSATION

                                                                                                             AWARDS      PAYOUTS
    (a)                   (b)          (c)           (d)           (e)              (f)           (g)         (h)          (i)

NAME AND                                                        OTHER ANNUAL     RESTRICTED      OPTION       LTIP        OTHER
PRINCIPAL POSITION       YEAR         SALARY          BONUS     COMPENSATION    STOCK AWARDS      SARs       PAYOUTS   COMPENSATION

J. Philip Hester, Sr.    2001       $ 143,325        $ 5,972          -              -           42,000        -        $ 25,802 1
CEO, President,          2000       $ 136,500        $ 5,688          -              -           8,000         -        $ 61,633 2
Director                 1999       $ 123,971        $ 5,417          -              -           8,000         -        $ 58,264 3

--------
1 The Company has accrued a deferred compensation expense under the defined contribution plan totaling $10,740, a bonus totaling $7,500, and an automobile allowance totaling $2,938 and contributed to its 401(k) plan for eligible employees $4,624 for Mr. Hester during the fiscal year ended December 31, 2001.

2 The Company has accrued a bonus totaling $54,600 and an automobile allowance totaling $2,938 and contributed to its 401(k) plan for eligible employees $4,095 for Mr. Hester during the fiscal year ended December 31, 2000.

3 The Bank has accrued a bonus totaling $51,755 and an automobile allowance totaling $2,938, and contributed to its 401(k) plan for eligible employees $3,571 for Mr. Hester during the fiscal year ended December 31, 1999.

         The following table sets forth the individual grants of stock options made during the last fiscal year to each named executive officer.

                                                      OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                             NUMBER OF                     PERCENT OF TOTAL
                             SECURITIES UNDERLYING         OPTIONS/SARs GRANTED                          EXPIRATION
NAME                         OPTIONS/SARs GRANTED          IN FISCAL YEAR            EXERCISE PRICE        DATE

J. Philip Hester, Sr.        42,000                                 18.92%                 $8.00          4/17/11

Compensation of Directors
-------------------------

         The Company and the Bank pay each director $300 for each Board of Directors meeting attended. Members of the various committees are also paid $50 each month for their service on the committee (except for the members of the Loan Committee who are each paid $150 each month for their service). The directors are also entitled to participate in the 2000 Non-Employee Stock Option Plan approved by our shareholders at our last annual meeting. Directors may also be reimbursed from time to time for expenses related to service as a member of the Board of Directors.

         The directors are also entitled to participate in the 2000 Non-Employee Stock Option Plan approved by our shareholders at our last annual meeting. The Non-Employee Plan was adopted by the Board of Directors of the Company at its meeting on October 17, 2000 and became effective when approved by the affirmative vote of a majority of the shares of the common stock represented at the Annual Meeting of Shareholders on April 17, 2001. The Non-Employee Plan terminates automatically 10 years after its adoption by the Board of Directors and may be terminated on any earlier date at the discretion of the Board of Directors. The Company has authorized and reserved for issuance upon the exercise of options pursuant to the Non-Employee Plan an aggregate of 200,000 shares of common stock. If any option is canceled, expires or terminates without the respective director exercising it in full, options with respect to those unpurchased shares of common stock may be granted to that same director or to another eligible individual or individuals under the terms of this Non-Employee Plan.

         Each director (other than Mr. Hester, an employee of the Company and the Bank) was granted an option to acquire 15,000 shares of our common stock in the year ended December 31, 2001. The options are granted at an exercise price of $8.00 per share and can be exercised at any time prior to October 17, 2010. No director has as yet exercised his option. In addition, each director will be granted as of the first business day of each calendar year beginning January 1, 2002 an option to purchase an additional 1,000 shares of our common stock at an exercise price of no less than the average market price of the common stock on the date of the grant and exercisable within 10 years from the date of the grant.

Employment Agreements and Change in Control Agreements
------------------------------------------------------

         J. Philip Hester, Sr., President and Chief Executive Officer, as well as a director, of the Company, the Bank, Chestatee Financial and Chestatee Mortgage, entered into an Amended and Restated Employment Agreement with the Bank effective September 17, 2001 for a term ending December 31, 2004, with automatic renewals of one year each absent termination for death, disability, cause, termination without cause or voluntary resignation. Mr. Hester's base salary from the effective date is $143,325, increasing 5% annually beginning January 1, 2002. In addition to the base salary, Mr. Hester will receive a performance bonus not to exceed 40% of his base salary (i) through the end of the current year based upon the Bank's CAMEL rating and the evaluation by the Board of Directors of the Bank's "current" condition at the end of each calendar year and (ii) beginning January 1, 2002 based upon a criteria established by the Compensation Committee of the Board of Directors during the last calendar quarter of each fiscal year for the subsequent year. Mr. Hester will receive a bonus for any fiscal year in which the Bank receives a CAMEL 3, 4 or 5 rating at the most recent examination only if the Bank receives a CAMEL 1 or 2 rating at the first examination in the next calendar year. The Board of Directors approved retirement benefits for Mr. Hester funded through the purchase of life insurance policies on his life. The balance of the policy cash surrender values included in other assets at December 31, 2001 is $598,361 and the income recognized on the policies amounted to $8,361 for the year ended December 31, 2001. The deferred compensation liability and expense recognized was $10,740 at and for the year ended December 31, 2001. Mr. Hester is also entitled to certain additional benefits, including an automobile allowance, a $1 million term life insurance policy, annual paid vacation, healthcare insurance and disability insurance.

         As a condition of employment, Mr. Hester was required to purchase at least 10,000 shares of the Bank's common stock. The shares were converted to shares of the Company by virtue of the merger of the Company and the Bank on March 31, 2000. Mr. Hester was granted an option to purchase 42,000 shares of our common stock. The exercise price of the options is $8 per share, the fair market value per share of our common stock at the time the options were granted, payable in cash. The option expires ten years after the date earned. As of December 31, 2000, Mr. Hester had already earned options to acquire up to 16,000 shares of the common stock under his original employment agreement after giving effect to the two-for-one stock split in October 2000. A liability and an expense of $16,880 was recorded for the year ended December 31, 2000 to reflect the difference between the grant price of the options and the fair value of our common stock. These options have a weighted-average exercise price of $4.89 and expire in ten years. The weighted-average fair value of the options earned was $4.35.

         The Amended and Restated Employment Agreement contains a provision for a change in control of the Company or the Bank. In such event, Mr. Hester will be entitled to receive his base salary for the remainder of the term but not less than 18 months. There is a change in control for purposes of the agreement if either any person or group acting in concert acquires 50% or more of the outstanding shares of our common stock or we sell substantially all of our assets.

Employee Stock Option Plans
---------------------------

         The 2000 Employee Stock Option Plan was adopted by the Board of Directors of the Company at our meeting on October 17, 2000. The Employee Plan became effective when approved by the affirmative vote of a majority of the shares of our common stock represented at the Annual Meeting of Shareholders on April 17, 2001. The Employee Plan terminates automatically 10 years after its adoption by the Board of Directors and may be terminated on any earlier date at the discretion of the Board of Directors.

         The Board of Directors has the authority to determine which employees will receive a grant, the time or times when such grant will be made, whether an incentive stock option or a nonstatutory option will be granted, and the number of shares of common stock which may be issued under each option. The aggregate number of shares of common stock that may be issued under the Employee Plan (upon exercise of options) cannot generally exceed 100,000 shares. The number of shares that are subject to options at any time under the Employee Plan cannot exceed the number of shares that then remain available for issuance under the Employee Plan. In the event that any outstanding option for any reason expires or is canceled or otherwise terminated, the shares allocable to the unexercised portion of such option shall again be available for the purposes of the Employee Plan. Shares issued under the Employee Plan that are reacquired by us pursuant to any forfeiture provision, right of repurchase or right of first refusal, will again generally be available for the purposes of the Employee Plan. Other than the 42,000 shares under the Employee Plan granted to Mr. Hester, no other named executive officer has been granted options under the plan for the year ended December 31, 2001.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         The following table sets forth certain information with respect to the beneficial ownership as of February 28, 2002, of shares of our common stock by the following persons:

     o each person known by us to be the beneficial owner of more than five percent of our outstanding common stock,
     o    each of our directors and named executive officers, and
     o all our directors and executive officers as a group, and the percentage of the outstanding shares of common stock represented thereby.

Except as noted below, we believe that each of the persons listed has sole investment and voting power with respect to the shares included in the table.


Name and Address                  Amount and Nature of            Percent of
of Beneficial Owner               Beneficial Ownership            Class
-------------------               --------------------            ----------

Ralph Millard Bowen                     126,196 1                    5.11%
430 Fairmont Drive
Norcross, Georgia  33071

Marcus C. Byrd, Jr.                     132,922 2                    5.38%
1661 Highway 9 South
Dawsonville, Georgia  30534

Glennon C. Grogan                        76,126 3                    3.08%
6060 Jewell Bennett Road
Dawsonville, Georgia  30534

----------
1   Includes 15,000 shares available upon exercise of his options but excludes
20,000 shares owned by Mr. Bowen's spouse, 3,000 shares owned each by Mr. Bowen's two daughters, and 2,000 shares owned each by Mr. Bowen's three sons and another daughter, for which he disclaims beneficial ownership

2   Includes 15,000 shares available upon exercise of his options and 20,000 shares held in trust by Mr. Byrd in his individual retirement account and 7,092 shares held by an affiliate, Byrd Howard Properties. The figure excludes 2,000 shares owned by Mr. Byrd's spouse, and 2,200 shares owned each by his son and daughter, for which he disclaims beneficial ownership.

3   Includes 15,000 shares available upon exercise of his options but excludes
2,000 shares owned jointly by Mr. Grogan's spouse and son, and 2,000 shares owned jointly by Mr. Grogan's spouse and daughter, for which he disclaims beneficial ownership.

Name and Address                  Amount and Nature of              Percent of
of Beneficial Owner               Beneficial Ownership              Class
--------------------              --------------------              ----------

James H. Grogan                         76,206 4                   3.09%
4215 Dahlonega Highway
Cumming, Georgia  30130

Andrew M. Head                         116,446 5                     4.71%
5270 Woodridge Forest Trail
Atlanta, Georgia  30327

J. Philip Hester, Sr.                   50,830 6                     2.06%
32 Lakeshore Circle
Dawsonville, Georgia  30534

Bruce T. Howard                         72,092 7                     2.92%
4975 Bagley Terrace Drive
Alpharetta, Georgia  30201

David E. Johnson                        106,446 8                    4.31%
6775 Polo Drive
Cumming, Georgia  30130

William A. McRae                        91,446 9                     3.70%
499 Johnson Ferry Road
Atlanta, Georgia  30328

Kim Mills                               36,446 10                    1.48%
5015 Oak Grove Circle
Cumming, Georgia 30041

James W. Walden                         86,196 11                    3.49%
262 Jack Walker Road
Dahlonega, Georgia  30533

----------
4   Includes 15,000 shares available upon exercise of his options but excludes
3,000 shares owned by Mr. Grogan's spouse for which Mr. Grogan disclaims beneficial ownership.

5   Includes 15,000 shares available upon exercise of his options but excludes
2,000 shares owned by Mr. Head's spouse, 200 shares owned by his son and 200 shares owned each by his two daughters, for which Mr. Head disclaims beneficial ownership.

6   Includes 30,000 shares available upon exercise of his options as well as
20,830 shares held in an individual retirement account for his benefit.

7   Includes 15,000 shares available upon exercise of his options as well as
7,092 shares held by an affiliate, Byrd Howard Properties.

8   Includes 15,000 shares available upon exercise of his options.

9   Includes 15,000 shares available upon exercise of his options as well as
5,000 shares held in the McRae and Stolz Money Purchase Pension Plan.

11 Includes 15,000 shares available upon exercise of his options but excludes 1,000 shares owned each by Ms. Mills' two daughters, for which Ms. Mills disclaims beneficial ownership.

11 Includes 15,000 shares available upon exercise of his options but excludes 200 shares owned by Mr. Walden's daughter, for which he disclaims beneficial ownership.

Name and Address                      Amount and Nature of           Percent of
of Beneficial Owner                   BeneficialOwnership            Class
--------------------                  -------------------            ----------

Russell M. Wallace                         152,196 12                  6.16%
77 Old River Road
Dahlonega, Georgia  30533

All executives officers and directors    1,123,548                    45.49%
as a group

         To the knowledge of the Company, no other persons own more than 5% of the common stock. Each of the persons listed in the above table has the right to acquire beneficial ownership of shares of the Company as provided in each footnote within sixty days of December 31, 2001, such shares included in his beneficial ownership pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

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

         As of December 31, 2001, we had outstanding loans to certain of our directors, executive officers and relatives of such persons and their associates, which aggregated approximately $6,165,000. This represented approximately 47% of our $13,183,000 equity capital accounts. The Company entered into a lease agreement for the lease of facilities for the Bank with BDR Enterprises, Inc., an entity owned by Mr. Wallace, in November 2000. The lease payments total approximately $46,000 annually. That lease expires in February 2002 and will not be renewed. The Bank has also entered an agreement for the lease of facilities adjacent to the Bank with CSB Partners, LLP, an entity owned by all of our directors. The lease payments total approximately $40,500 annually. The initial term expires in December 2003. We have not otherwise transacted within the previous two years, nor do we expect to transact in the immediate future, any business with any director, principal officer, or principal shareholder which exceeds 10% of our equity capital accounts or $5 million, whichever is less.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

----------
12 Includes 15,000 shares available upon exercise of his options as well as 4,000 shares held in trust by Mr. Wallace in his individual retirement account. The figure excludes 3,200 shares held by Mr. Wallace's spouse, 2,000 shares owned by Mr. Wallace's daughter and 2,000 shares owned by Mr. Wallace's son for which Mr. Wallace disclaims beneficial ownership.

                                    PART IV
                                    -------

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

Index to Exhibits
-----------------

Number        Description
------        -----------

3.1           Articles of Incorporation
3.2           Bylaws
10.1          Lease Agreement
10.2          Data Processing Contract
10.3          International Services Agreement
10.4          Employment Agreement
10.5          Lease Agreement
10.6          2000 Non-Employee Stock Option Plan
10.7          2000 Employee Stock Option Plan
10.8          Form of Non-Employee Stock Option Agreement
10.9          Employee Stock Option Agreement
10.10         Broker's Payee Contract
10.11         Securities Brokerage Agreement
10.12         Career Agency Banking Contract
10.13         Subscription Agreement
10.14         Operating Agreement
10.15         Lease Agreement
10.16         Lease Agreement
11            Statement re: Computation of Per Share Earnings
21            Subsidiaries of the Registrant
23.1          Consent of Mauldin & Jenkins, LLC
24.1          Power of Attorney


Description of Exhibits
-----------------------

3.1           Articles of Incorporation of Chestatee Bancshares, Inc. (1)
3.2           Bylaws of Chestatee Bancshares, Inc. (1)
10.1 Lease Agreement between Ingles Markets, Inc. and Chestatee State Bank, dated April 16, 1998 (2)
10.2 Data Processing Contract between Chestatee State Bank and its successors, dated January 20, 1998 (2)
10.3 International Services Agreement between Chestatee State Bank and The Bankers Bank, dated April, 27, 1998 (2)
10.4 Amended and Restated Employment Agreement dated September 17, 2001 between J. Philip Hester, Sr. and Chestatee Bancshares and Chestatee State Bank (2)

10.5          Lease Agreement between BDR Properties, LLC and Chestatee State
              Bank, dated November 1, 2000 (2)
10.6          2000 Non-Employee Stock Option Plan (2)
10.7          2000 Employee Stock Option Plan (2)
10.8          Form of Non-Employee Stock Option Agreement (2)
10.9          Employee Stock Option Agreement between J. Philip Hester, Sr. and
              Chestatee Bancshares and Chestatee State Bank(2)
10.10         Broker's Payee Contract between MML Insurance Agency, Inc. and
              Chestatee Financial, Inc.
10.11         Securities Brokerage Agreement between Chestatee Financial, Inc.
              and Agreement with MML Investors Services, Inc.
10.12         Career Agency System Banking Contract between Chestatee
              Bancshares, Inc., Stephen Squires, and the Massachusetts Mutual
              Life Insurance Company
10.13         Subscription Agreement between Chestatee Residential Mortgage,
              Inc. and Guaranty Mortgage Services, LLC, Guaranty First Mortgage,
              LLC and Shelter Mortgage Corporation
10.14         Operating Agreement between Chestatee Residential Mortgage, Inc.
              and Guaranty Mortgage Services, LLC, Guaranty First Mortgage, LLC
              and Shelter Mortgage Corporation
10.15         Lease between Chestatee State Bank and Norman Adams dated July 12,
              2001
10.16         Lease Agreement between Chestatee State Bank and CSB Partners, LLP dated January 1, 2001
11            Statement re: Computation of Per Share Earnings
21            Subsidiaries of the Registrant(3)
23.1          Consent of Mauldin & Jenkins, LLC
24.1          Power of Attorney dated March 29, 2002 executed by officers and a majority of directors of Chestatee State Bank

(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed March 29, 2000.
(2) Incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the SEC on October 16, 2001.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed May 14, 2001.


Reports On Form 8-K
-------------------

         There was no Form 8-K filings during the last quarter of the year ended December 31, 2001.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CHESTATEE STATE BANK


                            BY:  /s/ J. Philip Hester, Sr.
                                 -----------------------------------------------
                                 J. Philip Hester, Sr., Chief Executive Officer, President and Director

                            DATE:    March 29, 2002


                            BY:  /s/ Robert W. Coile
                                 ----------------------------------------------
                                 Robert W. Coile, Chief Financial Officer

                            DATE:    March 29, 2002


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ J. Philip Hester, Sr.
---------------------------------------
J. Philip Hester, Sr.
Chief Executive Officer, President and
Director (principal executive officer)
March 29, 2002



--------------------------------------
Ralph Millard Bowen
Director
March 29, 2002



/s/ Marcus C. Byrd, Jr.
---------------------------------------
Marcus C. Byrd, Jr.
Director
March 29, 2002



/s/ Glennon C. Grogan
---------------------------------------
Glennon C. Grogan
Director
March 29, 2002

/s/ James H. Grogan
----------------------------------------
James H. Grogan
Secretary and Director
March 29, 2002


/s/ Robert W. Coile
----------------------------------------
Robert W. Coile
Chief Financial Officer (principal
accounting officer)
March 29, 2002


/s/ Andrew M. Head
----------------------------------------
Andrew M. Head
Director
March 29, 2002


/s/ Bruce T. Howard
----------------------------------------
Bruce T. Howard
Director
March 29, 2002


/s/ David E. Johnson
----------------------------------------
David E. Johnson
Director
March 29, 2002



----------------------------------------
William A. McRae
Director
March 29, 2002



/s/ Kim Mills
----------------------------------------
Kim Mills
Director
March 29, 2002



/s/ Russell M. Wallace
----------------------------------------
Russell M. Wallace
Chairman of the Board of Directors
March 29, 2002


/s/ James W. Walden
----------------------------------------
James W. Walden
Director
March 29, 2002