Form 10QSB
period 2002-03-31
CHESTATEE BANCSHARES INC
filed 2002-05-15
CIK 1111196

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended    March 31, 2002
                                             ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-30273

                           Chestatee Bancshares, Inc.
    -------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Georgia                                              f  58-2535333
 -------------------------------                             -------------------
 (State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

                   6639 Highway 53 East, Dawsonville, Georgia
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (706) 216-2265
                           ---------------------------
                           (Issuer's telephone number)

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
Yes    X         No
    -------         -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2002: 2,500,000; $ 0 par value.

Transitional Small Business Disclosure Format      Yes              No     X
                                                       -------          --------

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                      INDEX
                                      -----
                                                                            Page

PART I.      FINANCIAL INFORMATION

             Item 1.  Financial Statements

                Consolidated Balance Sheet - March 31, 2002....................3

                Consolidated Statements of Income and Comprehensive Income
                 Three Months Ended March 31, 2002 and 2001....................4

                Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 2002 and 2001....................5

                Notes to Consolidated Financial Statements.....................6

             Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.......7


PART II.     OTHER INFORMATION

             Item 1 - Legal Proceedings.......................................14

             Item 2 - Changes in Securities and Use of Proceeds...............14

             Item 4 - Submission of Matters to a Vote of Security Holders.....15

             Item 6 - Exhibits and Reports on Form 8-K........................16

             Signatures.......................................................17

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                              MARCH 31, 2002
                                   (Unaudited)

                      Assets
                      ------

Cash and due from banks                                           $   2,048,989
Interest-bearing deposits in banks                                    4,768,308
Federal funds sold                                                    6,563,000
Securities available-for-sale                                         9,429,334
Securities held-to-maturity, fair value of $411,000                     399,706
Restricted equity securities                                            642,500

Loans                                                               123,394,192
Less allowance for loan losses                                        1,387,186
                                                                  -------------
          Loans, net                                                122,007,006
                                                                  -------------

Premises and equipment                                                5,298,480
Other assets                                                          2,097,600
                                                                  -------------

          Total assets                                            $ 153,254,923
                                                                  =============

              Liabilities and Stockholders' Equity
              ------------------------------------

Deposits
    Noninterest-bearing                                           $  11,392,332
    Interest-bearing                                                109,612,151
                                                                  -------------
          Total deposits                                            121,004,483
Other borrowings                                                     12,850,000
Subscription deposits                                                 3,495,630
Other liabilities                                                       493,950
                                                                  -------------
          Total liabilities                                         137,844,063
                                                                  -------------
Commitments and contingencies

Stockholders' equity
    Common stock, no par value; 20,000,000 shares
      authorized; 2,500,000 shares issued and outstanding            15,394,783
    Retained earnings                                                    45,306
    Accumulated other comprehensive loss                                (29,229)
                                                                  -------------
          Total stockholders' equity                                 15,410,860
                                                                  -------------

          Total liabilities and stockholders' equity              $ 153,254,923
                                                                  =============

>>See Notes to Consolidated Financial Statements.

                  CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (Unaudited)

                                                                     2002           2001
                                                                 -----------    -----------
Interest income
    Loans                                                        $ 2,276,734    $ 1,904,206
    Taxable securites                                                 31,186         45,372
    Federal funds sold                                                64,773         67,701
    Interest-bearing deposits in banks                                12,453          1,657
                                                                 -----------    -----------
              Total interest income                                2,385,146      2,018,936
                                                                 -----------    -----------
Interest expense
    Deposits                                                       1,051,418      1,000,905
    Other borrowings                                                  88,988          1,004
                                                                 -----------    -----------
              Total interest expense                               1,140,406      1,001,909
                                                                 -----------    -----------

              Net interest income                                  1,244,740      1,017,027
Provision for loan losses                                            134,129         96,005
                                                                 -----------    -----------
              Net interest income after
                provision for loan losses                          1,110,611        921,022
                                                                 -----------    -----------
Other income
   Service charges on deposit accounts                               128,177         83,433
   Other operating income                                             59,888         36,586
                                                                 -----------    -----------
              Total other  income                                    188,065        120,019
                                                                 -----------    -----------
Other expenses
    Salaries and employee benefits                                   653,008        446,411
    Occupancy and equipment expenses                                 163,076        118,339
    Other operating expenses                                         428,421        357,274
                                                                 -----------    -----------
              Total other  expenses                                1,244,505        922,024
                                                                 -----------    -----------

              Net income before income taxes                          54,171        119,017

Income tax expense                                                    19,085         43,571
                                                                 -----------    -----------

              Net income                                              35,086         75,446
                                                                 -----------    -----------
Other comprehensive income (loss):
    Unrealized gains (losses) on securities available-for-sale
      arising during period, net of tax                              (32,620)         2,619
                                                                 -----------    -----------

Comprehensive income                                             $     2,466    $    78,065
                                                                 ===========    ===========

Basic and diluted earnings per share                             $      0.02    $      0.04
                                                                 ===========    ===========

Cash dividends per share                                         $      --      $      --
                                                                 ===========    ===========

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                                         2002           2001
                                                                    -------------  --------------
OPERATING ACTIVITIES
    Net income                                                      $     35,086    $     75,446
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation                                                      73,592          49,833
        Provision for loan losses                                        134,129          96,005
        Increase in interest receivable                                  (22,032)        (38,988)
        Increase in interest payable                                      24,097          34,232
        Net other operating activities                                   (95,953)       (230,218)
                                                                    -------------   -------------

              Net cash provided by (used in) operating activities        148,919         (13,690)
                                                                    -------------   -------------

INVESTING ACTIVITIES
    Net increase in interest-bearing deposits in banks                (3,468,378)       (266,871)
    Net (increase) decrease in federal funds sold                      8,755,000      (2,252,000)
    Purchase of securities available-for-sale                         (8,976,367)           --
    Proceeds from maturities of securites available-for-sale                --         1,446,978
    Purchase of restricted equity securities                                --           (71,000)
    Net increase in loans                                            (10,647,814)    (10,098,754)
    Purchase of premises and equipment                                  (313,109)       (286,412)
                                                                    -------------   -------------

              Net cash used in investing activities                  (14,650,668)    (11,528,059)
                                                                    -------------   -------------

FINANCING ACTIVITIES
    Net increase in deposits                                           7,382,812       9,622,492
    Proceeds from other borrowings                                          --            20,000
    Repayment of other borrowings                                           --           (70,000)
    Net increase in subscription deposits                              3,495,630            --
    Proceeds from sale of comon stock                                  2,250,000            --
    Stock issue costs                                                    (57,156)           --
                                                                    -------------   -------------

              Net cash provided by financing activities               13,071,286       9,572,492
                                                                    -------------   -------------

Net decrease in cash and due from banks                               (1,430,463)     (1,969,257)

Cash and due from banks at beginning of period                         3,479,452       5,031,994
                                                                    -------------   -------------

Cash and due from banks at end of period                            $  2,048,989    $  3,062,737
                                                                    =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for:
         Interest                                                   $  1,116,309    $    967,677

         Income taxes                                               $        --     $    187,944

NONCASH TRANSACTIONS

    Accrued stock issue costs                                       $     19,930    $        --

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

         The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

         There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.


NOTE 3.  STOCK OFFERINGS

         The Company is offering to sell 350,000 shares of common stock at a price of $10.00 per share. As of March 31, 2002, proceeds totaling $3,495,630 representing the sale of 349,563 shares are included in the balance sheet in interest-bearing deposits in banks with a corresponding amount reported as subscription deposits.

         In a previous offering, the Company sold 600,000 shares of its common stock (375,000 shares in 2001 and 225,000 shares in 2002) at a price of $10.00 per share.

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

         Liquidity and Capital Resources

         We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of March 31, 2002, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

         At March 31, 2002, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                              Actual
                                     ------------------------
                                                                   Minimum
                                                                 Regulatory
                                     Consolidated     Bank       Requirement
                                     ------------    --------    -----------

         Leverage capital ratios        10.52 %       10.44 %        4.00 %
         Risk-based capital ratios:
            Core capital                 7.58          7.52          4.00
            Total capital                8.26          8.20          8.00

         These ratios may decline as asset growth continues, but are expected to exceed the minimum regulatory requirements. Future earnings and proceeds from our stock offering will assist in keeping these ratios at satisfactory levels.

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                       March 31,       December 31,
                                         2002              2001
                                     -----------       -----------
                                         (Dollars in Thousands)
                                     -----------------------------

Cash and due from banks              $  2,049             $  3,479
Interest-bearing deposits in banks      4,768                1,300
Federal funds sold                      6,563               15,318
Securities                             10,472                1,548
Loans, net                            122,007              111,493
Premises and equipment                  5,299                5,059
Other assets                            2,097                1,938
                                     --------             --------
                                     $153,255             $140,135
                                     ========             ========

Deposits                             $121,004             $113,622
Other borrowings                       12,850               12,850
Subscription deposits                   3,496                 --
Other liabilities                         494                  480
Stockholders' equity                   15,411               13,183
                                     --------             --------
                                     $153,255             $140,135
                                     ========             ========

Our total assets grew by 9% for the first quarter of 2002. Deposit growth of $7.4 million was primarily invested in loans. Decreases in federal funds sold and cash totaling $10.1 million were primarily invested in securities. We have $3.5 million in subscription deposits from our current stock offering that is included in interest-bearing deposits in banks. Our ratio of loans to deposits and other borrowings has increased to 92% at March 31, 2002 from 89% at December 31, 2001, indicating continued strong loan demand in our primary market area of Dawson County, Georgia. Our total equity increased by $2.2 million, consisting of year-to-date net income of $35,000, proceeds from the sale of common stock of $2.2 million, and increased unrealized losses on securities available-for-sale, net of tax, of $33,000.

Results of Operations For The Three Months Ended March 31, 2002 and 2001

Following is a summary of our operations for the periods indicated.

                                            Three Months Ended
                                                 March 31,
                                          ----------------------
                                          2002            2001
                                          ----            ----
                                          (Dollars in Thousands)
                                         -----------------------

Interest income                          $2,385          $2,019

Interest expense                          1,140           1,002
                                         ------          ------

Net interest income                       1,245           1,017

Provision for loan losses                   134              96

Other income                                188             120

Other expense                             1,245             922
                                         ------          ------

Pretax income                                54             119

Income taxes                                 19              44
                                         ------          ------

Net income                               $   35          $   75
                                         ======          ======


Our net interest income has increased by $228,000 during the first quarter of 2002 as compared to the same period in 2001. Our net interest margin decreased to 3.60% during the first quarter of 2002 as compared to 5.05% during the first quarter of 2001 and to 4.27% for the entire year of 2001. The increase in net interest income is due primarily to the increased volume of average loans outstanding. The decrease in net interest margin is due to the decrease in yields earned on loans that have decreased to 7.70% in the first quarter of 2002 as compared to 10.55% in the first quarter of 2001. The cost of funds has decreased as well, as deposits have been able to be repriced as they have matured. Our cost of funds decreased to 3.78% in the first quarter of 2002 as compared to 5.86% in the first quarter of 2001.

The provision for loan losses has increased by $38,000 in the first quarter of 2002 as compared to the same period in 2001. The amounts provided are due primarily to loan growth, increased nonaccrual and past due loans, and to our assessment of the inherent risk in the loan portfolio. While nonaccrual, past due and potential problem loans have increased in total, the volume of these loans is well within acceptable industry averages. The increases in these categories are primarily associated with the aging of our loan portfolio and are not unexpected for a de novo bank. Management believes that the $1,387,000 in the allowance for loan losses at March 31, 2002, or 1.12% of total net outstanding loans is adequate to absorb known risks in the portfolio based upon the Bank's historical experience. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Information with respect to nonaccrual, past due, restructured, and potential problem loans at March 31, 2002 and 2001 is as follows:

                                                                         March 31,
                                                                  -----------------------
                                                                    2002          2001
                                                                    ----          ----
                                                                  (Dollars in Thousands)
                                                                  ----------------------

Nonaccrual loans                                                  $1,077        $  300
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                          113           185
Restructured loans                                                   --            --
Potential problem loans                                              106           768
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                        18             2
Interest income that was recorded on nonaccrual and                 --             --
   restructured loans

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

Information regarding certain loans and allowance for loan loss data through March 31, 2002 and 2001 is as follows:

                                                                       Three Months Ended
                                                                           March 31,
                                                                    ------------------------
                                                                        2002         2001
                                                                    -----------  -----------
                                                                     (Dollars in Thousands)
                                                                    ------------------------

Average amount of loans outstanding                                 $  118,288   $   72,218
                                                                    ===========  ===========

Balance of allowance for loan losses at beginning of period         $    1,252   $      737
                                                                    -----------  -----------

Loans charged off
   Commercial and financial                                                  -            -
   Real estate mortgage                                                      -            -
   Installment                                                               -            -
                                                                    -----------  -----------
                                                                             -            -
                                                                    -----------  -----------
Loans recovered
   Commercial and financial                                                  -            -
   Real estate mortgage                                                      -            -
   Installment                                                               1            -
                                                                    -----------  -----------
                                                                             1            -
                                                                    -----------  -----------

Net charge-offs (recoveries)                                               (1)            -
                                                                    -----------  -----------

Additions to allowance charged to operating expense during period          134           96
                                                                    -----------  -----------

Balance of allowance for loan losses at end of period               $    1,387   $      833
                                                                    ===========  ===========

Ratio of net loans charged off during the period to
   average loans outstanding                                                -%           -%
                                                                    ===========  ===========

The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a loan classification program. Under the program, as each loan is made, we assign a loan grade. Each loan grade is assigned an allowance percentage determined based on our experience specifically and the historical experience of the banking industry generally. Loan classifications are then subject to periodic review by the responsible lending officers and by senior management based upon their judgment, our loan loss experience, current economic conditions that may affect the borrower's ability to repay, lender requirements, the underlying collateral value of the loans and other appropriate information. Management relies predominantly on this ongoing review of the loan portfolio to assess the risk characteristics of the portfolio in the aggregate and to determine adjustments, if any, to our allowance for loan losses. Based upon this ongoing review, we may identify loans that could be impaired. A loan is considered impaired when it is probable that we will be unable to collect all principal and interest due in accordance with the contractual terms of the loan agreement. When we identify a loan as impaired, the allowance for loan losses is increased if we determine that the amount of impairment is in excess of the allowance determined under our loan classification program. We maintain an allowance for loan losses of no less than 1.0% of outstanding loans at all times.

Other income has increased in the first quarter of 2002 as compared to the same period in 2001 by $68,000 due to increased service charges on deposit accounts of $45,000 and mortgage origination fees of $21,000.

Other expenses increased in the first quarter of 2002 as compared to the same period in 2001 by $323,000 due to increased salaries and employee benefits of $207,000, increased equipment and occupancy expenses of $45,000, and increased other operating expenses of $71,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 60 at March 31, 2002 from 43 at March 31, 2001 and to other annual salary increases. The increase in the number of employees is due to the adding of a new branch in 2001 and to our overall growth. The increases in equipment and occupancy expenses and other operating expenses are due to our overall growth.

We have recorded income tax expense of $19,000 in the first quarter of 2002 as compared to $44,000 in the first quarter of 2001. The rate of tax as a percentage of pretax income was 35% and 37%, respectively.

In 2001, we began offering investment and financial services through Chestatee Financial Services, Inc. and residential mortgage services through Chestatee Residential Mortgage Services, Inc. Net income from these activities amounted to $26,000 in the first quarter of 2002.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         Our subsidiary, Chestatee State Bank, brought an action on March 5, 2001 in the Superior Court for Dawson County against Terri Reece and Woody Reece to recover amounts due following default on two promissory notes. We sought to recover the balance due of $64,755, plus interest and attorneys' fees.

         The Reeces, husband and wife, filed an answer on April 9, 2001 denying owing any money to us. In addition, the Reeces filed a counterclaim against us for deliberate and intentional infliction of emotional distress for a sum not less than $1 million and for unstipulated punitive damages.

         Chestatee State Bank filed a motion for summary judgment seeking recovery on the notes and dismissal of the counterclaim. The motion was granted on April 11, 2002. Notice of appeal was filed by counsel for the Reeces on April 29, 2002. The appeal is presently pending.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company offered a minimum of 300,000 and a maximum of 600,000 shares of its common stock pursuant to a registration statement on Form SB-2 (Commission No. 333-71694) declared effective December 12, 2001. We disclose the following information in connection with the offering pursuant to Rule 463 of the Securities Act of 1933, as amended:

         (i) The offering was closed March 1, 2002 upon the sale of all of the 600,000 shares of common stock.

         (ii) The Company engaged no underwriters and all shares were offered and sold through the efforts of certain executive officers of the Company.

         (iii) The no par value common stock of the Company is the title of the only class of securities registered under the registration statement.

         (iv) The Company registered 600,000 shares of its common stock at an aggregate offering price of $6 million, and sold 600,000 shares at an aggregate offering price of $6 million as of the close of the offering on March 1, 2002.

         (v) From December 12, 2002 until March 31, 2002, the effective date of the registration statement until the end of the reporting period, the amount of expenses incurred by the Company in connection with the issuance and distribution common stock is, based upon reasonable estimates, as follows:

                  underwriting discounts and commissions.....................$ 0 finders' fees..............................................$ 0 expenses paid to or for underwriterrs......................$ 0 other expenses.........................................$64,250

                  Total expenses.........................................$64,250

                  There were no selling shareholders and no expenses incurred on behalf of any selling shareholders. None of the expenses of the offering constitute direct or indirect payments to directors, officers or general partners, or associates thereof, persons owning 10% or more of any class of securities or any affiliates of the Company.

         (vi) The net proceeds to the Company of the offering after deducting the expenses listed above is $5.925 million.

         (vii) From December 12, 2001 through March 31, 2002, the Company has applied the following amounts of its net proceeds from the offering:

                  Working capital for growth and expansion of the Bank........$0
                  Investment in short term securities by the Bank.....$5,935,750
                  General corporate purposes of the Company...........$  100,000
                  General corporate purposes of the Bank..............$  100,000

                  The Company still intends to use $3.725 million to fund growth and expansion of the Bank in the foreseeable future. None of the uses of the proceeds of the offering constitute direct or indirect payments to directors, officers or general partners, or associates thereof, persons owning 10% or more of any class of securities or any affiliates of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the shareholders of the Company as of March 31, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.

                 None.

         (b)     Reports on Form 8-K.

                 None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CHESTATEE BANCSHARES, INC.
                                  (Registrant)



DATE:  May 14, 2002                 BY:      /s/ J. Philip Hester, Sr.
       ------------                    -----------------------------------------
                                    J. Philip Hester, Sr., President and C.E.O.
                                    (Principal Executive Officer)


DATE:  May 14, 2002                 BY:      /s/ Robert W. Coile
       ------------                    -----------------------------------------
                                    Robert W. Coile, C.F.O. and Treasurer
                                    (Principal Financial and Accounting Officer)