Form 10QSB
period 2002-06-30
CHESTATEE BANCSHARES INC
filed 2002-08-14
CIK 1111196

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended      June 30, 2002
                                            ----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________

                        Commission File Number: 000-30273

                           Chestatee Bancshares, Inc.
    -------------------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)

           Georgia                                               58-2535333
-------------------------------                         ------------------------

(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

                   6639 Highway 53 East, Dawsonville, Georgia
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (706) 216-2265
                        --------------------------------
                           (Issuer's telephone number)

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
Yes    X         No
    -------         -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2002: 2,850,000; no par value.

Transitional Small Business Disclosure Format       Yes          No  X
                                                        ------     ------

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                      INDEX
                                      -----
                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

           Consolidated Balance Sheet - June 30, 2002..........................3

           Consolidated Statements of Operations and Comprehensive Income
            (Loss) - Three Months Ended June 30, 2002 and 2001 and Six
            Months Ended June 30, 2002 and 2001................................4

           Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 2002 and 2001............................5

           Notes to Consolidated Financial Statements..........................6

         Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations...........7


PART II. OTHER INFORMATION

         Item 1 - Legal Proceedings...........................................15

         Item 2 - Changes in Securities and Use of Proceeds...................15

         Item 4 - Submission of Matters to a Vote of Security Holders......16-17

         Item 6 - Exhibits and Reports on Form 8-K............................17

         Signatures...........................................................18

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2002
                                   (Unaudited)

                     Assets

Cash and due from banks                                       $   3,777,222
Interest-bearing deposits in banks                                1,337,488
Federal funds sold                                                9,957,000
Securities available-for-sale                                    10,049,325
Securities held-to-maturity, fair value of $410,500                 399,784
Restricted equity securities                                        642,500

Loans                                                           135,754,774
Less allowance for loan losses                                    1,506,964
                                                                -----------
          Loans, net                                            134,247,810
                                                                -----------

Premises and equipment                                            5,330,082
Other assets                                                      2,490,292
                                                                -----------

          Total assets                                        $ 168,231,503
                                                              =============


                   Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing                                       $  14,473,915
    Interest-bearing                                            121,149,358
                                                              -------------
          Total deposits                                        135,623,273
Other borrowings                                                 12,850,000
Other liabilities                                                   625,489
                                                              -------------
          Total liabilities                                     149,098,762
                                                              -------------

Commitments and contingencies

Stockholders' equity
    Common stock, no par value; 20,000,000 shares
      authorized; 2,850,000 shares issued and outstanding        18,894,783
    Retained earnings                                               193,672
    Accumulated other comprehensive income                           44,286
                                                              -------------
          Total stockholders' equity                             19,132,741
                                                              -------------

          Total liabilities and stockholders' equity          $ 168,231,503
                                                              =============

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                  THREE MONTHS ENDED JUNE 30, 2002 AND 2001 AND
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                             Three Months Ended           Six Months Ended
                                                                  June 30,                    June 30,
                                                         -------------------------    -------------------------

                                                              2002         2001           2002          2001
                                                         -----------   -----------    -----------   -----------
Interest income
    Loans                                                $ 2,447,724   $ 1,983,600    $ 4,724,458   $ 3,887,806
    Taxable securities                                       104,297        35,000        135,483        80,372
    Federal funds sold                                        20,926        48,601         85,699       116,302
    Interest-bearing deposits in banks                        15,469         4,139         27,922         5,796
                                                         -----------   -----------    -----------   -----------
              Total interest income                        2,588,416     2,071,340      4,973,562     4,090,276
                                                         -----------   -----------    -----------   -----------

Interest expense
    Deposits                                               1,006,701     1,086,880      2,058,119     2,087,785
    Other borrowings                                          26,326          --          115,314         1,004
                                                         -----------   -----------    -----------   -----------
              Total interest expense                       1,033,027     1,086,880      2,173,433     2,088,789
                                                         -----------   -----------    -----------   -----------

              Net interest income                          1,555,389       984,460      2,800,129     2,001,487
Provision for loan losses                                    205,701        75,850        339,830       171,855
                                                         -----------   -----------    -----------   -----------
              Net interest income after
                provision for loan losses                  1,349,688       908,610      2,460,299     1,829,632
                                                         -----------   -----------    -----------   -----------

Other income
      Service charges and fees                               133,653        96,096        261,830       179,528
      Other operating income                                  90,207        27,548        150,096        64,134
                                                         -----------   -----------    -----------   -----------
              Total other income                             223,860       123,644        411,926       243,662
                                                         -----------   -----------    -----------   -----------

Other expenses
    Salaries and employee benefits                           634,273       470,503      1,287,281       916,913
    Occupancy and equipment expenses                         187,939       125,353        351,015       243,692
    Other operating expenses                                 497,710       425,175        926,132       782,449
                                                         -----------   -----------    -----------   -----------
              Total other expenses                         1,319,922     1,021,031      2,564,428     1,943,054
                                                         -----------   -----------    -----------   -----------

              Net income before income taxes                 253,626        11,223        307,797       130,240

Income tax expense                                           105,260        22,090        124,345        65,661
                                                         -----------   -----------    -----------   -----------

              Net income (loss)                              148,366       (10,867)       183,452        64,579
                                                         -----------   -----------    -----------   -----------

Other comprehensive income:
     Unrealized gains on securities available-for-sale
         arising during period, net of tax                    73,515         1,416         40,895         4,035
                                                         -----------   -----------    -----------   -----------


Comprehensive income (loss)                              $   221,881   $    (9,451)   $   224,347   $    68,614
                                                         ===========   ===========    ===========   ===========

Basic and diluted earnings (losses)  per share           $      0.06   $     (0.01)   $      0.08   $      0.03
                                                         ===========   ===========    ===========   ===========

Cash dividends per share                                 $      --     $      --      $      --     $      --
                                                         ===========   ===========    ===========   ===========

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                                  2002            2001
                                                                             -------------   -------------
OPERATING ACTIVITIES
    Net income                                                               $    183,452    $     64,579
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation                                                              170,878          93,054
        Provision for loan losses                                                 339,830         171,855
        Increase in interest receivable                                          (212,604)        (27,199)
        Decrease in interest payable                                              (24,011)        (24,851)
        Net other operating activities                                            203,105        (286,720)
                                                                             -------------   -------------
              Net cash provided by (used in) operating activities                 660,650          (9,282)
                                                                             -------------   -------------

INVESTING ACTIVITIES
    Net increase in interest-bearing deposits in banks                            (37,558)     (1,268,865)
    Net (increase) decrease in federal funds sold                               5,361,000      (4,092,000)
    Purchase of securities available-for-sale                                 (10,978,340)     (1,571,000)
    Proceeds from maturities of securities available-for-sale                   1,500,000       1,446,587
    Proceeds from maturities of securities held-to-maturity                          --           999,844
    Net increase in loans                                                     (23,430,006)    (22,799,526)
    Purchase of premises and equipment                                           (441,997)       (582,121)
                                                                             -------------   -------------

              Net cash used in investing activities                           (28,026,901)    (27,867,081)
                                                                             -------------  --------------

FINANCING ACTIVITIES
    Net increase in deposits                                                   22,001,602      24,570,273
    Proceeds from other borrowings                                                   --            20,000
    Repayment of other borrowings                                                    --           (70,000)
    Proceeds from sale of common stock                                          5,750,000            --
    Stock issue costs                                                             (87,581)           --
                                                                             -------------  --------------

              Net cash provided by financing activities                        27,664,021      24,520,273
                                                                             -------------  --------------

Net increase (decrease) in cash and due from banks                                297,770      (3,356,090)

Cash and due from banks, beginning of period                                    3,479,452       5,031,994
                                                                             -------------   -------------

Cash and due from banks, end of period                                       $  3,777,222    $  1,675,904
                                                                             =============   =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid (received) for:
         Interest                                                            $  2,197,444    $  2,113,640

         Income taxes                                                        $    (82,576)   $    288,394

    Principal balances of loans transferred to other real estate owned       $    782,867    $    --

    Financed sales of  other real estate owned                               $    447,000    $    --



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

                  The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.


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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form 10-KSB.

Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Liquidity and Capital Resources

We monitor our liquidity on an ongoing basis. State and Federal regulatory authorities also monitor our liquidity on a periodic basis. As of June 30, 2002, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At June 30, 2002, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                           Actual
                                 -------------------------------
                                                                      Minimum
                                                                     Regulatory
                                 Consolidated         Bank          Requirement
                                 ------------      -----------      ------------

    Leverage capital ratios         12.22 %           12.14 %            4.00 %
    Risk-based capital ratios:
       Core capital                 13.52             13.44              4.00
       Total capital                14.59             14.51              8.00


These ratios may decline as asset growth continues but are expected to exceed the minimum regulatory requirements. Future earnings and proceeds from our stock offering will assist in keeping these ratios at satisfactory levels.

Off-Balance Sheet Risk

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and issue standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and issue standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                                                          June 30,
                                                            2002
                                                       ---------------

             Commitments to extend credit              $  22,790,000
             Letters of credit                                    -
                                                       ---------------
                                                       $  22,790,000
                                                       ===============

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which we deem necessary.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                                        June 30,    December 31,
                                                          2002          2001
                                                     -----------     -----------
                                                        (Dollars in Thousands)
                                                     ---------------------------

Cash and due from banks                              $    3,777      $    3,479
Interest-bearing deposits in banks                        1,338           1,300
Federal funds sold                                        9,957          15,318
Securities                                               11,092           1,548
Loans, net                                              134,248         111,493
Premises and equipment                                    5,330           5,059
Other assets                                              2,490           1,938
                                                     -----------     -----------
                                                     $  168,232      $  140,135
                                                     ===========     ===========

Deposits                                             $  135,624      $  113,622
Other borrowings                                         12,850          12,850
Other liabilities                                           625             480
Stockholders' equity                                     19,133          13,183
                                                     -----------     -----------
                                                     $  168,232      $  140,135
                                                     ===========     ===========


Our total assets grew by 20% for the first six months of 2002. Deposit growth of $22 million was primarily invested in loans. Our ratio of loans to deposits and other borrowings has increased to 91% at June 30, 2002 from 89% at December 31, 2001, indicating continued strong loan demand in our primary market area of Dawson County, Georgia and surrounding counties. Our total equity increased by $5,954,000, consisting of year-to-date net income of $183,000, proceeds from the sale of common stock of $5,730,000, and increased unrealized gains on securities available-for-sale, net of tax, of $41,000.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Results of Operations For The Three Months Ended June 30, 2002 and 2001 and for the Six Months Ended June 30, 2002 and 2001

Following is a summary of our operations for the periods indicated.

                                                 Three Months Ended
                                                       June 30,
                                            ---------------------------
                                               2002             2001
                                            ---------        ----------
                                                 (Dollars in Thousands)
                                            ---------------------------
Interest income                             $  2,588          $  2,071
Interest expense                               1,033             1,087
                                            ---------         ---------
Net interest income                            1,555               984
Provision for loan losses                        206                76
Other income                                     224               124
Other expense                                  1,320             1,021
                                            ---------         ---------
Pretax income                                    253                11
Income tax expense                               105                22
                                            ---------         ---------
Net income (loss)                           $    148          $    (11)
                                            =========         =========


                                                 Six Months Ended
                                                     June 30,
                                            ---------------------------
                                               2002             2001
                                            ---------         ---------
                                               (Dollars in Thousands)
                                            ---------------------------
Interest income                             $  4,973          $  4,090
Interest expense                               2,173             2,089
                                            ---------         ---------
Net interest income                            2,800             2,001
Provision for loan losses                        340               172
Other income                                     412               244
Other expense                                  2,565             1,943
                                            ---------         ---------
Pretax income                                    307               130
Income tax expense                               124                65
                                            ---------         ---------
Net income                                  $    183          $     65
                                            =========         =========


Our net interest income has increased by $571,000 and $799,000 for the second quarter and first six months of 2002, respectively, as compared to the same periods in 2001. Our net interest margin decreased to 3.93% during the first six months of 2002 as compared to 4.71% for the first six months of 2001 and 4.27% for the entire year of 2001. The increase in net interest income is due primarily to the increased volume of average loans outstanding. The decrease in net interest margin is due to the decrease in yields earned on loans that have decreased to 7.65% in the first six months of 2002 as compared to 10.03% in the first six months of 2001. The cost of funds has decreased as well, as deposits have been able to be repriced as they have matured. Our cost of funds decreased to 3.93% in the first six months of 2002 as compared to 5.72% in the first six months of 2001.

The provision for loan losses was $206,000 and $340,000 for the second quarter and first six months of 2002, respectively. These provisions are an increase from the comparable periods in 2001 by $130,000 and $168,000, respectively. The amounts provided are due to loan growth, increased net loan charge-offs, increased nonaccrual, past due and potential problem loans and to our assessment of the inherent risk in the portfolio. Nonaccrual loans of $207,000 at June 30, 2002 consist of commercial loans. Loans past due ninety days or more and still accruing interest of $730,000 at June 30, 2002 consists of commercial loans of $201,000, real estate loans of $497,000 and other consumer loans of $32,000. Potential problem loans consist of one commercial loan. These loans were identified through our loan evaluation process and have been properly considered in the determination of the allowance for loan losses. Management believes that the $1,507,000 in the allowance for loan losses at June 30, 2002 is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                                                  June 30,
                                                                         -------------------------
                                                                           2002              2001
                                                                         -------------------------
                                                                           (Dollars in Thousands)
                                                                         -------------------------

Nonaccrual loans                                                         $  207            $  325
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                 730               165
Restructured loans                                                            0                 0
Potential problem loans                                                   1,200               823
Interest income that would have been recorded on nonaccrual
   And restructured loans under original terms                               28                10
Interest income that was recorded on nonaccrual and restructured loans        0                 0

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured.

It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. Unless the loan is both well-secured and in the process of collection, the loan is placed on non-accrual status when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due.

Loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Information regarding certain loans and allowance for loan loss data is as follows:

                                                                           Six Months Ended
                                                                               June 30,
                                                                    ----------------------------
                                                                       2002               2001
                                                                    --------           ---------
                                                                      (Dollars in Thousands)
                                                                    --------            --------

Average amount of loans outstanding                                 $123,496            $ 77,520
                                                                    ========            ========

Balance of allowance for loan losses at beginning of period         $  1,252            $    737
                                                                    --------            --------

Loans charged off
   Commercial and financial                                         $   --              $   --
   Real estate mortgage                                                 --                  --
   Installment                                                            86                  10
                                                                    --------            --------
                                                                          86                  10
                                                                    --------            --------

Loans recovered
   Commercial and financial                                                1                --
   Real estate mortgage                                                 --                  --
   Installment                                                          --                  --
                                                                    --------            --------
                                                                           1                --
                                                                    --------            --------

Net charge-offs                                                           85                  10
                                                                    --------            --------

Additions to allowance charged to operating expense during period        340                 172
                                                                    --------            --------

Balance of allowance for loan losses at end of period               $  1,507            $    899
                                                                    ========            ========

Ratio of net loans charged off during the period to
   average loans outstanding                                             .07%                .01%
                                                                    ========            ========

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

Other income has increased by $100,000 and $168,000 for the second quarter and first six months of 2002 as compared to the same periods in 2001. Overall, service charges on deposit accounts have increased by $82,000 and mortgage origination fees have increased by $80,000.

Other expenses have increased by $299,000 and $622,000 for the second quarter and first six months of 2002 as compared to the same periods in 2001. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 60 at June 30, 2002 from 47 at June 30, 2001 and to normal salary increases. The increase in the number of employees is due to the adding of a new branch in 2001 and to our overall growth. The increases in equipment and occupancy and other operating expenses are due to our overall growth.

We have recorded income tax expense of $105,000 and $124,000 for the second quarter and first six months of 2002. The amounts provided are higher than the federal statutory rate due to state income taxes.

In 2001, we began offering investment and financial services through Chestatee Financial Services, Inc. and residential mortgage services through Chestatee Residential Mortgage Services, Inc. Net income from these activities amounted to $38,000 and $64,000 for the second quarter and first six months of 2002, respectively.

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

Chestatee State Bank filed a motion for summary judgment seeking recovery on the notes and dismissal of the counterclaim. The motion was granted on April 11, 2002. Notice of appeal was filed by counsel for the Reeces on April 29, 2002. The appeal is pending.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company offered on a best efforts basis 350,000 shares of its common stock pursuant to a registration statement on Form SB-2 (Commission No. 333-81442) declared effective February 7, 2002. We disclose the following information in connection with the offering pursuant to Rule 463 of the Securities Act of 1933, as amended:

     (a) The offering was closed May 21, 2002 upon the sale of all of the 350,000 shares of common stock.

     (b) The Company engaged no underwriters and all shares were offered and sold through the efforts of certain executive officers of the Company.

     (c) The no par value common stock of the Company is the title of the only class of securities registered under the registration statement.

     (d) The Company registered 350,000 shares of its common stock at an aggregate offering price of $3.5 million, and sold 350,000 shares at an aggregate offering price of $3.5 million as of the close of the offering on May 21, 2002.

     (e) From February 7, 2002 until June 30, 2002, the effective date of the registration statement until the end of the reporting period, the amount of expenses incurred by the Company in connection with the issuance and distribution common stock is, based upon reasonable estimates, as follows:

               Underwriting discounts and commissions....................$  0
               Finders' fees.............................................$  0
               Expenses paid to or for underwriters......................$  0
               Other expenses............................................$22,900

               Total expenses............................................$22,900

          There were no selling shareholders and no expenses incurred on behalf of any selling shareholders. None of the expenses of the offering constitute direct or indirect payments to directors, officers or general partners, or associates thereof, persons owning 10% or more of any class of securities or any affiliates of the Company.

     (f) The net proceeds to the Company of the offering after deducting the expenses listed above is $3,477,100.

     (g) From February 7, 2002 through June 30, 2002, the Company has applied the following amounts of its net proceeds from the offering:

               Working capital for growth and expansion of the Bank...$3,477,100
               Investment in short term securities by the Bank........$  0
               General corporate purposes of the Company..............$  0
               General corporate purposes of the Bank.................$  0

          None of the uses of the proceeds of the offering constitute direct or indirect payments to directors, officers or general partners, or associates thereof, persons owning 10% or more of any class of securities or any affiliates of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) The annual meeting of the stockholders of the Company was held on April 23, 2002.

     (b) The following directors were nominated to serve until the annual meeting of the Company in the 2003 calendar year:

               J. Philip Hester, Sr.            Bruce T. Howard
               Ralph Millard Bowen              David E. Johnson
               Marcus C. Byrd, Jr.              W. Alan McRae
               Glennon C. Grogan                Kim Mills
               James H. Grogan                  Russell M. Wallace
               Andrew M. Head                   J. Wyman Walden

     (c) In addition to the election of directors, the Company also considered approval of Mauldin & Jenkins, LLC as the Company's independent public accountants for the year ended December 31, 2002.

          The shares represented at the meeting included no shares represented in person and 1,258,482 represented by proxy, reflecting 55.3% of the shares issued and outstanding as of the record date. The shares represented at the meeting were voted as follows:

                                 Item (b)                   Item (c)
                                # of Shares               # of Shares
                                -----------               -----------

              For                1,258,482                 1,258,482
              Against                   --                        --
              Abstain                   --                        --
                                 ---------                 ---------
                                 1,258,482                 1,258,482
                                 =========                 =========

          Thus, both proposals for consideration were duly approved by the shareholders.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          99.1 Certification of Principal Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filings

          99.2 Certification of Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings

     (b)  Reports on Form 8-K.

                         None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CHESTATEE BANCSHARES, INC.
                                  (Registrant)



DATE: August 13, 2002      BY: /s/ J. Philip Hester, Sr.
      ---------------          -------------------------------------------------
                                   J. Philip Hester, Sr., President and C.E.O.
                                   (Principal Executive Officer)


DATE: August 13, 2002      BY: /s/ Deborah F. McLeod
      ---------------          -------------------------------------------------
                                    Deborah F. McLeod, C.F.O. and Treasurer
                                    (Principal Financial and Accounting Officer)