Form 10QSB/A
period 2002-06-30
CHESTATEE BANCSHARES INC
filed 2002-09-25
CIK 1111196

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                   FORM 10-QSB/A


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X _________ No
    -------         -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2002: 2,850,000; no par value.

Transitional Small Business Disclosure Format       Yes          No  X
                                                        ------     ------

EXPLANATORY NOTE

We are filing this amendment to our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002, to revise the basic and diluted earnings per share for the period ending June 30, 2002. The original filing reflected a rounding error to the basic and diluted earnings per share for that period.

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
                                                         ===========   ===========    ===========   ===========

Basic and diluted earnings (losses)  per share           $      0.06   $     (0.01)   $      0.07   $      0.03
                                                         ===========   ===========    ===========   ===========

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

                           CHESTATEE BANCSHARES, INC.
                                  (Registrant)



DATE: September 24, 2002   BY: /s/ J. Philip Hester, Sr.
      ------------------       -------------------------------------------------
                                   J. Philip Hester, Sr., President and C.E.O.
                                   (Principal Executive Officer)


DATE: September 24, 2002   BY: /s/ Deborah F. McLeod
      ------------------       -------------------------------------------------
                                    Deborah F. McLeod, C.F.O. and Treasurer
                                    (Principal Financial and Accounting Officer)