Form 10QSB
period 2002-09-30
CHESTATEE BANCSHARES INC
filed 2002-11-13
CIK 1111196

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X        No
     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2002: 2,850,000; no par value.

Transitional Small Business Disclosure Format        Yes        No    X
                                                                    -----

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES


--------------------------------------------------------------------------------

                                      INDEX
                                      -----


                                                                            Page
                                                                            ----
PART I -   FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Consolidated Balance Sheet - September 30, 2002............3

                    Consolidated Statements of Operations and Comprehensive Income (Loss) -

                    Three Months Ended September 30, 2002 and 2001 and
                    Nine Months Ended September 30, 2002 and 2001..............4

                    Consolidated Statements of Cash Flows -
                    Nine Months Ended September 30, 2002 and 2001..............5

                    Notes to Consolidated Financial Statements.................6

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..............7

           Item 3.  Controls and Procedures...................................13


PART II -  OTHER INFORMATION

           Item 1.  Legal Proceedings.........................................14

           Item 5.  Other Information.........................................14

           Item 6.  Exhibits and Reports on Form 8-K..........................14

           Signatures        .................................................15

           Certifications    .................................................16

                         9PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (Unaudited)

                                  Assets
                                  ------

Cash and due from banks                                             $  2,755,286
Interest-bearing deposits in banks                                     1,358,227
Federal funds sold                                                    10,971,000
Securities available-for-sale, at fair value                          14,605,344
Securities held-to-maturity, fair value of $403,000                      399,862
Restricted equity securities                                             642,500

Loans                                                                140,395,680
Less allowance for loan losses                                         1,647,939
                                                                    ------------
          Loans, net                                                 138,747,741
                                                                    ------------

Premises and equipment                                                 5,965,282
Other assets                                                           2,095,352
                                                                    ------------

          Total assets                                              $177,540,594
                                                                    ============

                   Liabilities and Stockholders' Equity
                   ------------------------------------

Deposits
    Noninterest-bearing                                             $ 14,947,766
    Interest-bearing                                                 129,290,424
                                                                    ------------
          Total deposits                                             144,238,190
Other borrowings                                                      12,850,000
Other liabilities                                                      1,023,033
                                                                    ------------
          Total liabilities                                          158,111,223
                                                                    ------------

Commitments and contingencies

Stockholders' equity
    Common stock, no par value; 20,000,000 shares
      authorized; 2,850,000 shares issued and outstanding             18,894,783
    Retained earnings                                                    453,543
    Accumulated other comprehensive income                                81,045
                                                                    ------------
          Total stockholders' equity                                  19,429,371
                                                                    ------------

          Total liabilities and stockholders' equity                $177,540,594
                                                                    ============

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
               THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                             Three Months                 Nine Months
                                                                Ended                        Ended
                                                             September 30,                September 30,
                                                      -----------   -----------    -----------   -----------
                                                          2002          2001           2002          2001
                                                      -----------   -----------    -----------   -----------
Interest income
    Loans                                             $ 2,670,551   $ 2,139,486    $ 7,395,009   $ 6,027,292
    Taxable securities                                    138,058        36,169        273,541       116,542
    Federal funds sold                                     27,496        23,735        113,195       140,037
    Interest-bearing deposits in banks                     12,397         7,575         40,319        13,371
                                                      -----------   -----------    -----------   -----------
              Total interest income                     2,848,502     2,206,965      7,822,064     6,297,242
                                                      -----------   -----------    -----------   -----------

Interest expense
    Deposits                                            1,068,349     1,166,585      3,126,468     3,254,370
    Other borrowings                                      123,548          --          238,862         1,004
                                                      -----------   -----------    -----------   -----------
              Total interest expense                    1,191,897     1,166,585      3,365,330     3,255,374
                                                      -----------   -----------    -----------   -----------

              Net interest income                       1,656,605     1,040,380      4,456,734     3,041,868
Provision for loan losses                                 153,227       134,755        493,057       306,610
                                                      -----------   -----------    -----------   -----------
              Net interest income after
                provision for loan losses               1,503,378       905,625      3,963,677     2,735,258
                                                      -----------   -----------    -----------   -----------

Other income
      Service charges and fees                            187,843       113,245        449,673       292,773
      Other operating income                               85,381        29,523        235,477        93,657
                                                      -----------   -----------    -----------   -----------
              Total other income                          273,224       142,768        685,150       386,430
                                                      -----------   -----------    -----------   -----------

Other expenses
    Salaries and employee benefits                        685,738       519,456      1,973,019     1,436,369
    Occupancy and equipment expenses                      192,115       181,752        543,130       425,444
    Other operating expenses                              492,291       432,416      1,418,423     1,214,865
                                                      -----------   -----------    -----------   -----------
              Total other expenses                      1,370,144     1,133,624      3,934,572     3,076,678
                                                      -----------   -----------    -----------   -----------

              Net income (loss) before income taxes       406,458       (85,231)       714,255        45,010

Income tax expense (benefits)                             146,587       (50,358)       270,932        15,303
                                                      -----------   -----------    -----------   -----------

              Net income (loss)                           259,871       (34,873)       443,323        29,707
                                                      -----------   -----------    -----------   -----------

Other comprehensive income :
     Unrealized gains on securities
         available-for-sale arising during period          36,759         2,364         77,654         6,399
                                                      -----------   -----------    -----------   -----------


Comprehensive income (loss)                           $   296,630   $   (32,509)   $   520,977   $    36,106
                                                      ===========   ===========    ===========   ===========

Basic and diluted earnings (losses)
   per share                                          $      0.09   $     (0.02)   $      0.17   $      0.02
                                                      ===========   ===========    ===========   ===========

Cash dividends per share                              $      --     $      --      $      --     $      --
                                                      ===========   ===========    ===========   ===========

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                                        2002           2001
                                                                   ------------    -------------
OPERATING ACTIVITIES
    Net income                                                     $    443,323    $     29,707
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                    263,115         180,975
        Provision for loan losses                                       493,057         306,610
        Increase in interest receivable                                (216,467)       (113,548)
        Increase (decrease) in interest payable                         100,636         (16,643)
        Net other operating activities                                  516,637        (340,547)
                                                                   ------------    ------------

              Net cash provided by operating activities               1,600,301          46,554
                                                                   ------------    ------------

INVESTING ACTIVITIES
    Net increase in interest-bearing deposits in banks                  (58,297)       (311,836)
    Net decrease in federal funds sold                                4,347,000       1,700,000
    Purchases of securities available-for-sale                      (16,475,197)     (1,571,000)
    Proceeds from maturities of securities available-for-sale         2,500,000       2,146,287
    Proceeds from maturities of securities held-to-maturity                --         1,011,016
    Net increase in loans                                           (27,747,477)    (35,792,083)
    Purchase of premises and equipment                               (1,169,434)       (844,840)
                                                                   ------------    ------------

              Net cash used in investing activities                 (38,603,405)    (33,662,456)
                                                                   ------------    ------------

FINANCING ACTIVITIES
    Net increase in deposits                                         30,616,519      31,122,342
    Proceeds from other borrowings                                         --            20,000
    Repayment of other borrowings                                          --           (70,000)
    Proceeds from sale of common stock                                5,750,000            --
    Stock issue costs                                                   (87,581)           --
                                                                   ------------    ------------

              Net cash provided by financing activities              36,278,938      31,072,342
                                                                   ------------    ------------

Net decrease in cash and due from banks                                (724,166)     (2,543,560)

Cash and due from banks, beginning of period                          3,479,452       5,031,994
                                                                   ------------    ------------

Cash and due from banks, end of period                             $  2,755,286    $  2,488,434
                                                                   ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid (received) for:
          Interest                                                 $  3,264,694    $  3,272,017

          Income taxes                                             $    (82,576)   $    288,394

    Principal balances of loans transferred to other real estate   $    782,687    $         --

    Financed sales of other real estate owned                      $    764,373    $         --

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

         The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

         There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward Looking Statements

Certain of the statements made herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") are forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," "intend," or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

Liquidity and Capital Resources

We monitor our liquidity on an ongoing basis. State and Federal regulatory authorities also monitor our liquidity on a periodic basis. As of September 30, 2002, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At September 30, 2002, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                          Actual
                                -----------------------------
                                                                     Minimum
                                                                    Regulatory
                                Consolidated         Bank          Requirement
                                ------------      -----------      -----------

 Leverage capital ratios           11.24 %           11.07 %            4.00 %
 Risk-based capital ratios:
    Core capital                   13.72             13.53              4.00
    Total capital                  14.88             14.69              8.00

These ratios may decline as asset growth continues, but are expected to exceed the minimum regulatory requirements. Future earnings and proceeds from our stock offering will assist in keeping these ratios at satisfactory levels.

Off-Balance Sheet Risk

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                                                September 30,
                                                    2002
                                               -------------

  Commitments to extend credit                 $  26,802,000
  Letters of credit                                      -
                                               -------------
                                               $  26,802,000
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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                     September 30,   December 31,
                                          2002           2001
                                     ------------    -----------
                                        (Dollars in Thousands)
                                     ---------------------------

Cash and due from banks              $  2,755          $  3,479
Interest-bearing deposits in banks      1,358             1,300
Federal funds sold                     10,971            15,318
Securities                             15,648             1,548
Loans, net                            138,748           111,493
Premises and equipment                  5,965             5,059
Other assets                            2,095             1,938
                                     --------          --------
                                     $177,540          $140,135
                                     ========          ========

Deposits                             $144,238          $113,622
Other borrowings                       12,850            12,850
Other liabilities                       1,023               480
Stockholders' equity                   19,429            13,183
                                     --------          --------
                                     $177,540          $140,135
                                     ========          ========


Our total assets grew by 26.7% for the first nine months of 2002. Deposit growth of $30.6 million was primarily invested in loans. Our ratio of loans to deposits and other borrowings remained constant at 89%, indicating that loan demand in our primary market area of Dawson County, Georgia and surrounding counties has remained strong throughout the year. Our total equity increased by $6,246,000, consisting of year-to-date net income of $443,000, net proceeds from the sale of common stock of $5,725,000, and increased unrealized gains on securities available-for-sale, net of tax, of $78,000.

Results of Operations For The Three Months Ended september 30, 2002 and 2001 and for the Nine Months Ended September 30, 2002 and 2001

Following is a summary of our operations for the periods indicated.

                               Three Months Ended
                                  September 30,
                            ------------------------
                             2002              2001
                            -------          -------
                               Dollars in Thousands)
                            ------------------------
Interest income             $ 2,849          $ 2,207
Interest expense              1,192            1,167
                            -------          -------
Net interest income           1,657            1,040
Provision for loan losses       153              135
Other income                    273              143
Other expense                 1,370            1,133
                            -------          -------
Pretax income                   407              (85)
Income tax expense              147              (50)
                            -------          -------
Net income (loss)           $   260          $   (35)
                            =======          =======


                               Nine Months Ended
                                 September 30,
                            ----------------------
                             2002            2001
                            ------          ------
                            (Dollars in Thousands)
                            ----------------------
Interest income             $7,822          $6,297
Interest expense             3,365           3,255
                            ------          ------
Net interest income          4,457           3,042
Provision for loan losses      493             307
Other income                   685             387
Other expense                3,935           3,077
                            ------          ------
Pretax income                  714              45
Income tax expense             271              15
                            ------          ------
Net income                  $  443          $   30
                            ======          ======


Our net interest income has increas ed by $617,000 and $1,415,000 for the third quarter and first nine months of 20 02, respectively, as compared to the same periods in 2001. Our net interest m argin decreased to 3.98% during the first nine months of 2002 as compared to 4.46% for the first nine months of 2001 and 4.27% for the entire year of 2001. The increase in net interest income is due primarily to the increased volume of average loans outstanding. The decrease in net interest margin is due to the decrease in yields earned on loans that have decreased to 7.65% in the first nine months of 2002 as compared to 9.56% in the first nine months of 2001. The cost of funds has decreased as well, as deposits have been able to be repriced as they have matured. Our cost of funds decreased to 3.49% in the first nine months of 2002 as compared to 5.52% in the first nine months of 2001.

The provision for loan losses was $153,000 and $493,000 for the third quarter and first nine months of 2002, respectively. These provisions are an increase from the comparable periods in 2001 by $18,000 and $186,000, respectively. The amounts provided are due to loan growth, increased net loan charge-offs, increased nonaccrual, past due and potential problem loans and to our assessment of the inherent risk in the portfolio. Nonaccrual loans of $547,000 at September 30, 2002 consist of commercial loans. Loans past due ninety days or more and still accruing interest of $151,000 at September 30, 2002 consists of real estate loans of $149,000 and other consumer loans of $2,000. Potential problem loans consist of one commercial loan. These loans were identified through our loan evaluation process and have been properly considered in the determination of the allowance for loan losses. Management believes that the $1,648,000 in the allowance for loan losses at September 30, 2002 is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                                              September 30,
                                                                         -----------------------
                                                                           2002            2001
                                                                         -----------------------
                                                                          (Dollars in Thousands)
                                                                         -----------------------

Nonaccrual loans                                                         $  547           $  161
Loans contractually past due ninety days or more as to interest
or principal payments and still accruing                                    151              135
Restructured loans                                                            0                0
Potential problem loans                                                   1,200              866
Interest income that would have been recorded on nonaccrual
and restructured loans under original terms                                  16               17
Interest income that was recorded on nonaccrual and restructured loans        0                0

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

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. Management is not aware of any information that causes it to have serious doubts as to the ability of borrowers of these classified loans representing material credits to comply with the loan repayment terms.

Information regarding certain loans and allowance for loan loss data is as follows:

                                                                        Nine Months Ended
                                                                          September 30,
                                                                    ------------------------
                                                                      2002            2001
                                                                    --------        --------
                                                                     (Dollars in Thousands)
                                                                    ------------------------
Average amount of loans outstanding                                 $129,232        $ 84,050
                                                                    ========        ========

Balance of allowance for loan losses at beginning of period         $  1,252        $    737
                                                                    --------        --------

Loans charged off
   Commercial and financial                                         $   --          $   --
   Real estate mortgage                                                   87            --
   Installment                                                            15
                                                                                          17
                                                                    --------        --------
                                                                         104              15
                                                                    --------        --------

Loans recovered
   Commercial and financial                                                5            --
   Real estate mortgage                                                 --              --
   Installment                                                             2            --
                                                                    --------        --------
                                                                           7            --
                                                                    --------        --------

Net charge-offs                                                           97              15
                                                                    --------        --------

Additions to allowance charged to operating expense during period        493             307
                                                                    --------        --------

Balance of allowance for loan losses at end of period               $  1,648        $  1,029
                                                                    ========        ========

Ratio of net loans charged off during the period to
   average loans outstanding                                             .07%            .02%
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

Other income has increased by $130,000 and $298,000 for the third quarter and first nine months of 2002 as compared to the same periods in 2001. Year to date service charges on deposit accounts has increased by $157,000 and mortgage origination fees have increased by $68,000.

Other expenses have increased by $237,000 and $858,000 for the third quarter and first nine months of 2002 as compared to the same periods in 2001. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 59 at September 30, 2002 from 53 at September 30, 2001 and to normal salary increases. The increase in the number of employees is due to the adding of a new branch in 2001 and to our overall growth. The increases in equipment and occupancy and other operating expenses are due to our overall growth.

We have recorded income tax expense of $147,000 and $271,000 for the third quarter and first nine months of 2002. The amounts provided are higher than the federal statutory rate due to state income taxes.

In 2001, we began offering investment and financial services through Chestatee Financial Services, Inc. and residential mortgage services through Chestatee Residential Mortgage Services, Inc. Net income from these activities has been insignificant.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

Item 3.  Controls and Procedures.

Based upon an evaluation of our disclosure controls and procedures within ninety days prior to the filing of this quarterly report pursuant to Rule 13a-14 of the Exchange Act, under the supervision and with the participation of management, our President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's Exchange Act filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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


ITEM 5.  Other Information.

The Company is offering, on a best efforts basis, 250,000 shares of its common stock at an aggregate offering price of $2.5 million pursuant to a registration statement on Form SB-2 (Commission No. 333-100154) declared effective October 25, 2002. There is no minimum number of shares that must be subscribed for before the offering may be closed. Our officers will offer and sell the shares without the assistance of an underwriter and for no additional compensation. The offering period for the shares will end when all of the shares of the common stock are sold or 6:00 p.m., Georgia time, on December 15, 2002, whichever occurs first. We may extend this date at our discretion until March 31, 2003. The offering period has not ended and no subscriptions for shares have been accepted by the Company as of this date.

Our banking subsidiary, Chestatee State Bank, is currently in the process of building a branch facility in neighboring Forsyth County, Georgia. The building is expected to be completed during Spring 2003 at an estimated cost of $750,000.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits.

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)     Reports on Form 8-K.

                 None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CHESTATEE BANCSHARES, INC.
                                  (Registrant)


Date: November 13, 2002         BY: /s/ J. Philip Hester, Sr.
      -----------------             -------------------------------------------
                                    J. Philip Hester, Sr., President and C.E.O.
                                    (Principal Executive Officer)


Date: November 13, 2002         BY: /s/ Deborah F. McLeod
      -----------------             -------------------------------------------
                                    Deborah F. McLeod, C.F.O. and Treasurer
                                    (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

           (Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,
                             15 U.S.C. Section 78m)

I, J. Philip Hester, Sr., President and Chief Executive Officer of Chestatee Bancshares, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Chestatee Bancshares, Inc. for the period ended September 30, 2002.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002            By:  /s/ J. Philip Hester, Sr.
      -----------------                 ----------------------------------------
                                        J. Philip Hester, Sr., President and CEO
                                        (Principal Executive Officer)

           (Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,
                             15 U.S.C. Section 78m)

I, Deborah F. McLeod, Chief Financial Officer and Treasurer of Chestatee Bancshares, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Chestatee Bancshares, Inc. for the period ended September 30, 2002.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002         BY: /s/ Deborah F. McLeod
      -----------------             -------------------------------------------
                                    Deborah F. McLeod, CFO and Treasurer
                                    (Principal Financial and Accounting Officer)