Form 10KSB
period 2002-12-31
CHESTATEE BANCSHARES INC
filed 2003-03-28
CIK 1111196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 000-30273

                           CHESTATEE BANCSHARES, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its Charter)

Georgia                                                               58-2535333
-------                                                               ----------
(State or other                                                    (IRS Employer
jurisdiction of                                                   Identification
incorporation or                                                         Number)
organization)

6639 Highway 53 East
Dawsonville, Georgia 30534                                        (706) 216-2265
--------------------------                                        --------------
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
Common Stock                                                         None
no par value per share

Indicate by mark whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X        No
                                                              ---

Indicate by mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's revenues for the fiscal year ended December 31, 2002 were:
$ 11,625,026

There were 2,925,690 outstanding shares of common stock, no par value per share, as of December 31, 2002. The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, as of December 31, 2002, was $20,062,850 based on the last sales price on such date.

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

         The Company's principal place of business is located at 6639 Highway 53 East, Dawsonville, Dawson County, Georgia. The Bank has conducted its general banking business since opening on May 15, 1998, from its main office located at 6639 Highway 53 East, Dawsonville, Dawson County, Georgia. The Bank has two full-service branches: one located in downtown Dawsonville at 86 Highway 53 West, Dawsonville, Dawson County, Georgia; and a second located in Pickens County, Georgia at 34 Holcombe Way, Marblehill, Georgia. The Bank has closed its full service branch in the Ingle's Supermarket and the branch providing loan production services only in Lumpkin County. Chestatee Financial and Chestatee Mortgage conduct their respective businesses at 6639 Highway 53 East, Dawsonville, Dawson County, Georgia. A third full-service branch will open April 2003 in Forsyth County, located at 2675 Freedom Parkway, Cumming, Georgia 30041.

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

         Loans secured by real estate are the primary component of the Bank's loan portfolios, constituting approximately $98 million, or 68%, of the Bank's total loans at December 31, 2002. These loans consist of commercial real estate loans, construction and development loans and residential real estate loans and home equity loans. The Bank also makes loans for commercial purposes in various lines of business. At December 31, 2002, the Bank held approximately $31 million, or 22% of the Bank's total loans, in commercial loans, excluding for these purposes commercial loans secured by real estate included above. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, lines of credit, and revolving lines of credit such as credit cards. At December 31, 2002, the Bank held approximately $14 million in consumer loans, representing 10% of the Bank's total loans.

         The Bank's loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceeds that individual officer's lending authority, the loan request must be considered and approved by an officer with a higher lending limit or by the officers' loan committee. Individual officers' lending limits range from $10,000 to $250,000, depending on security, seniority and the type of loan. The president and chief lending officer have a joint lending limit of $500,000. The directors' loan committee, which consists of the president and six outside directors, has a lending limit of $1,000,000. Loans above $1,000,000 require approval by the majority of the full Board of Directors.

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

         The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits at December 31, 2002.

                                                    December 31, 2002

Non-interest bearing demand.........................           9%
Interest-bearing demand.............................          38%
Savings.............................................           1%
Time Deposits.......................................          29%
Certificates of Deposit of $100,000 or more.........          23%

         Total......................................       100.0%

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

         The Company may engage in any activity permitted by law to a corporation, subject to applicable federal and state regulatory restrictions on the activities of bank holding companies. While we have no present plans to engage in any other business activities, management may, from time to time, study the feasibility of establishing or acquiring subsidiaries to engage in other business activities to the extent permitted by law.

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

         As of December 31, 2002, three non-locally owned banks had offices in Dawson County and one locally owned banks had offices in Dawson County. Bank of America, N.A., a bank headquartered in Charlotte, North Carolina, operates a branch office in Dawson County. BB&T operates one office in Dawson County. United Community Bank maintains a main office and two branch offices in Dawson County. While there are no other financial institutions with offices in Dawson County, numerous financial institutions within the Atlanta metropolitan area market their services to our residents. In addition to these banks, there are several finance companies, credit union offices, and other non-traditional providers of service that compete in the Bank's market. Many local businesses and individuals have deposits outside the primary service areas of the Bank with these financial institutions. Georgia law allows banks in Georgia to establish newly-formed branch banks in areas in which the Bank serves, which branches, if established, also would compete with the Bank.

Employees
---------

         Except for the officers of the Company, who are also officers of the Bank, the Company does not have any employees. As of December 31, 2002, the Bank had 60 full-time and 8 part-time employees. Chestatee Financial and Chestatee Mortgage had no full-time or part-time employees, with all services rendered by independent contractors. In our opinion, the Company and the Bank each enjoy an excellent relationship with its employees. We are not a party to any collective bargaining agreement.

Selected Financial Information

         A history of the Company's financial position for the period ended December 31, 2002, is as follows (audited, dollar amounts in thousands, except for per share information):

Total Assets.....................................................$   175,413
Total Deposits...................................................$   143,721
Total Shareholders Equity........................................$    20,219
Net Income.......................................................$       530
Number of Issued and Outstanding Shares..........................  2,925,690
Book Value Per Share.............................................$      6.91
Net Income Per Share.............................................$       .19

A history of the Company's financial position for the year ended December 31, 2001, is as follows (audited, dollar amounts in thousands, except for per share information):

Total Assets.....................................................$   140,135
Total Deposits...................................................$   113,622
Total Shareholders Equity........................................$    13,183
Net Loss.........................................................$      (94)
Number of Issued and Outstanding Shares..........................  2,275,000
Book Value Per Share.............................................$      5.79
Net Loss Per Share...............................................$    (0.05)

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

         Bank holding companies generally are prohibited under the Bank Holding Company Act of 1956 from engaging in non-banking activities or from acquiring direct or indirect control of any company engaged in non-banking activities. However, the Federal Reserve may permit bank holding companies to engage in certain types of non-banking activities determined by the Federal Reserve to be closely related to banking or managing or controlling banks. Activities determined by the Federal Reserve to fall under this category include making or servicing loans and certain leases, providing certain data processing services, acting as a fiduciary or investment or financial advisor, providing discount brokerage services, underwriting bank eligible securities, and making investments designed to promote welfare.

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

         In November 1999, legislation was enacted removing barriers to affiliations among banks and securities firms, insurance companies and other financial service providers first established by the 1933 Glass-Steagall Act. The Gramm-Leach-Bliley Act of 1999 includes a number of provisions intended to modernize and to increase competition in the American financial services industry, including authority for bank holding companies to engage in a wider range of non-banking activities. A bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Gramm-Leach-Bliley Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are and continue to be well-capitalized and well-managed and have at least a satisfactory rating under the Community Reinvestment Act. National banks and state banks with requisite investment authority under applicable state law are also authorized by the Gramm-Leach-Bliley Act to engage, through "financial subsidiaries", in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments; and (iv) merchant banking. The authority of a bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Gramm-Leach-Bliley Act also adopts a number of consumer protections, including provisions intended to protect privacy of bank customers' financial information and provisions requiring disclosure of ATM fees imposed by banks on customers of other banks. Of course, as a result of this new law, the number and type of entities competing with us in our markets could increase.

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

         At December 31, 2002, the Company is considered to be adequately capitalized and the Bank is considered to be well-capitalized according to the total risk-based regulatory capital requirement. We believe the Bank will remain "well-capitalized" for the foreseeable future. However, rapid growth, poor loan portfolio performance or poor earnings performance, or a combination of these factors, could change our capital position in a short period of time, making an additional capital infusion necessary.

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

         The Georgia General Assembly also has enacted the Georgia Intrastate Banking Act altering the public policy of the state regarding intrastate branch banking. The act allows a bank to establish de novo branch banks on a limited basis beginning July 1, 1996. After June 30, 1998, any Georgia bank is permitted, subject to certain restrictions, to establish new or additional branch banks in counties in Georgia in which the bank is not currently operating.

         The Community Reinvestment Act (or CRA) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC or any other appropriate federal agency, shall evaluate the record of each financial institution in meeting the credit needs of its local, including low and moderate income neighborhoods. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could pose additional requirements and limitations on the bank. We were examined for CRA compliance in August 1999 and received a CRA rating of "outstanding."

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

         The Bank's office consists of its main building with 4 drive-up windows and an automated teller machine ("ATM") and an adjacent parking lot, situated on
1.1 acres of land. The downtown branch has been in continuous operation since it opened in October 2000. The downtown branch consists of approximately 2,500 square feet, with an ATM and two drive-up windows. The Bank's branch in Pickens County consists of approximately 3,300 square feet, with 2 drive-up windows and an ATM, with an adjacent parking lot, situated on 1.08 acres. The building and land of the new branch is owned by the Bank and opened in May 2001. The Bank also leases 5,600 square feet of office space adjacent to the Bank for administrative offices. The monthly lease rental is $3,375, with the lease expiring in 2003. The space is owned by CSB Partners, LLP, an entity owned by all of our directors.

         Chestatee Financial and Chestatee Mortgage operate infrequently out of the main offices of the Bank at 6639 Highway 53 East, Dawsonville, Georgia 30534. The independent contractors engaged by each render services independently from limited undesignated office space. Consequently, no lease exists and no rent is charged at present.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         The Bank brought an action on March 5, 2001 in the Superior Court for Dawson County, State of Georgia, against Terri and Woody Reece to recover amounts due following default on a promissory note. The Bank seeks to recover the balance due of $66,205, plus interest. The Reeces, husband and wife, filed an answer on April 9, 2001 denying owing any money to the Bank. In addition, the Reeces filed a counterclaim against the Bank for deliberate and intentional infliction of emotional distress for a sum not less than $1 million and for unstipulated punitive damages. The Bank strenuously denies any wrongdoing and intends to pursue its claims against the Reeces and defend any allegation of wrongdoing by it. The suit is presently pending. A motion for summary judgment seeking dismissal of the counterclaim was granted.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         The Company did not submit any matter during the fourth quarter of the fiscal year ending December 31, 2002 to a vote of security holders through the solicitation of proxies or otherwise.


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

         Our common stock is ordinarily traded infrequently in private transactions and no substantial reliable information is typically available as to trades of the common stock or as to the prices at which common stock has traded. We have, however, engaged in three separate offerings of our no par value common stock at a price of $10 per share since October 2001: 600,000 shares sold as of January 15, 2002 pursuant to a registration statement that went effective December 12, 2001; another 350,000 shares sold as of May 21, 2002 pursuant to a registration statement that went effective February 7, 2002; and finally 250,000 shares sold as of March 24, 2003 pursuant to a registration statement that went effective as of October 25, 2002. Of the 250,000 shares, 75,690 shares of common stock were sold as of December 31, 2002.

         The Company is allowed to declare and pay dividends in authorized but unissued shares of our stock, provided there is transferred to capital stock an amount equal to the value of the shares distributed and provided further that after payment of the dividend we continue to maintain required levels of paid-in capital and appropriated retained earnings. In the year ended December 31, 2000, we effected a two-for-one share split of its common stock in the form of a common stock dividend to shareholders of record as of the close of business on October 31, 2000. As a result of the stock split, the number of shares of common stock issued and outstanding increased from 950,000 to 1,900,000 and the market value per share of the common stock, based upon the limited trading information available to management, dropped from $16.00 per share to approximately $8.00 per share. We did not pay a stock dividend to our shareholders in 2001 or 2002.

         The Company is not generally made aware of the number of shares of our common stock traded or the prices at which such shares have traded by our shareholders. Management has reviewed the limited information available as to the ranges at which our common stock has been sold by our shareholders. The following table sets forth the estimated price range for sales of our common stock for each quarter of the last two fiscal years, after adjustment to reflect the two-for-one share split of our common stock, based on limited available information.

------------------   ----------------   ------------------   -----------------
       YEAR          NUMBER OF SHARES   HIGH SELLING PRICE   LOW SELLING PRICE
                         TRADED(1)
------------------   ----------------   ------------------   -----------------
2001
    First Quarter           N/A                N/A                 N/A
    Second Quarter         2,000              $10.00             $10.00
    Third Quarter         11,070              $10.00              $8.00
    Fourth Quarter        375,000             $10.00             $10.00

2002
    First Quarter         225,000             $10.00             $10.00
    Second Quarter        350,000             $10.00             $10.00
    Third Quarter           N/A                N/A                 N/A
    Fourth Quarter        75,690              $10.00             $10.00

(1) According to information available to us, the table includes trades between family members with respect to 400 shares during the year ended December 31, 2001. The data regarding the common stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the common stock.

As of December 31, 2002, the Company had 2,925,690 shares of its voting common stock held by approximately 1,100 shareholders of record.

         The Company is a legal entity separate and distinct from the Bank. The principal source of cash flow for the Company is dividends from the Bank, Chestatee Mortgage and Chestatee Financial. There are various statutory and regulatory limitations on the payment of dividends by the Bank, as well as by the Company to its shareholders. The payment of dividends by the Company and the Bank may be affected or limited by regulatory requirements and policies, such as the maintenance of adequate capital. Presently, the Company does not pay dividends. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends depending on the institution's financial condition), such authority may require, after notice and hearing, that the bank cease and desist from such practice. The FDIC issued a policy statement that provides that insured banks generally should only pay dividends out of current operating earnings. The Federal Reserve has issued a policy statement to the same effect for bank holding companies. In addition, all insured depository institutions are subject to the capital-based limitations required by the FDICIA.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

         The following is a discussion of our financial condition and the financial condition of our bank subsidiary, the Bank, our mortgage subsidiary, Chestatee Mortgage, and our financial services subsidiary, Chestatee Financial, at December 31, 2002 and 2001 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

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

Critical Accounting Policies
----------------------------

         We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002.

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

Overview
--------

         The year 2002 was highlighted by significant loan and deposit growth despite a stagnant national and state economy. In 2002, we reported net income of $530,000 as compared to a net loss in 2001 of $93,000. The increase in earnings was primarily due to (i) an increase in mortgage origination fees generated by Chestatee Mortgage, (ii) increases in service charge income, and
(iii) our overall growth. Our primary market area of Dawson County, Georgia continues to grow. During the second quarter of 2003, we will open a new branch facility in neighboring Forsyth County, Georgia to take advantage of the area's growth. To supplement our capital for growth, we are currently offering to sell up to a maximum of 250,000 shares of our common stock at a price of $10 per share. As of December 31, 2002, 75,690 shares of common stock had been sold and issued.

Financial Condition at December 31, 2002 and 2001

         The following is a summary of our balance sheets for the periods indicated:

                                         Years Ended December 31,
                                       2002                2001
                                       ------------------------
                                          (Dollars in Thousands)

Cash and due from banks              $  3,516            $  3,479
Interest-bearing deposits in banks      1,329               1,300
Federal funds sold                      5,946              15,318
Securities                             15,612               1,548
Loans, net                            140,285             111,493
Premises and equipment                  6,065               5,059
Other assets                            2,660               1,938
                                        -----               -----

                                     $175,413            $140,135
                                     ========            ========

Total deposits                       $143,721            $113,622
Other borrowings                       10,250              12,850
Other liabilities                       1,223                 480
Stockholders' equity                   20,219              13,183
                                       ------              ------

                                     $175,413            $140,135
                                     ========            ========

         As of December 31, 2002, we had total assets of $175 million, an increase of 25% over December 31, 2001. Total interest-earning assets were $163 million at December 31, 2002 or 93% of total assets as compared to 93% of total assets at December 31, 2001. Our primary interest-earning assets at December 31, 2002 were loans, which made up 86% of total interest-earning assets as compared to 86% at December 31, 2001. Our ratio of loans to deposits and other borrowings was 92% at December 31, 2002 as compared to 89% at December 31, 2001. Deposit growth of $30 million and net proceeds from our 2002 stock offerings of $6.4 million were used to fund loan growth of $29.7 million with the majority of the balance being invested in available for sale securities.

         Our securities portfolio, consisting of U.S. Agency and restricted equity securities, amounted to $15.6 million at December 31, 2002. Unrealized gains on securities available-for-sale were $97,000 at December 31, 2002 as compared to $5,000 at December 31, 2001. Unrealized gains on securities held-to-maturity were $4,000 at December 31, 2002 as compared to $14,000 at December 31, 2001. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

         We have 68% of our loan portfolio collateralized by real estate located in our primary market area of Dawson County, Georgia and surrounding counties. Our real estate mortgage portfolio consists of loans collateralized by one to four-family residential properties (26%), construction loans to build one to four-family residential properties (28%), and nonresidential properties consisting primarily of small business commercial properties (46%). We generally require that loans collateralized by real estate not exceed 80% of the collateral value.

         The remaining 32% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

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

         Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Although real estate values and employment trends in our market area did not significantly deteriorate in 2002, we cannot predict what impact a war in the Middle East or further terrorism on American soil would have on the local economy.

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

         At December 31, 2002, we had loan commitments outstanding of $23.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At December 31, 2002, we had arrangements with a commercial bank for additional short-term advances of $2,000,000.

         At December 31, 2002, our capital ratios were considered adequate based on regulatory minimum capital requirements. Stockholders' equity increased in 2002 by $7.04 million due to net income of $530,000, net proceeds received from our stock offering of $6.45 million, and an increase in other comprehensive income related to our securities available-for-sale of $57,000. For regulatory purposes, the net unrealized gains and losses on securities available-for-sale are excluded in the computation of the capital ratios.

         In the future, the primary source of funds available to us will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. At December 31, 2002, $218,000 in dividends could be paid by the Bank without regulatory approval.

         The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Company and the Bank as of December 31, 2002 are as follows:

                                               Actual
                                  -----------------------------
                                                                     Regulatory
                                  Consolidated          Bank        Requirements
                                  ------------          ----        ------------

Leverage capital ratio                11.42%            10.96%          5.00%
Risk-based capital ratios:
             Core capital             13.42             12.83           6.00
             Total capital            14.67             14.08          10.00

         We expect that these ratios may decline with continued asset growth, but remain in excess of the regulatory minimum requirements. Anticipated future earnings and additional capital raised from our current stock offering will assist in keeping these ratios at satisfactory levels.

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

Results of Operations For The Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------

         The following is a summary of our operations for the years indicated.

                                             Years Ended December 31,
                                          -------------------------------
                                            2002                    2001
                                          -------------------------------
                                              (Dollars in Thousands)

Interest income                           $ 10,654                $ 8,500

Interest expense                             4,456                  4,360
                                             -----                  -----

Net interest income                          6,198                  4,140

Provision for loan losses                    1,020                    568

Other income                                   971                    565

Other expenses                               5,385                  4,313
                                             -----                  -----

Pretax income (loss)                           764                   (176)

Income taxes (benefits)                        234                    (83)
                                               ---                    ---

Net income (loss)                         $    530                $   (93)
                                          ========                =======

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

         The net yield on average interest-earning assets was 4.03% in 2002 as compared to 4.27% in 2001. Average loans increased by $42 million which were the primary change in average interest-earning assets that increased overall by $56 million. Average interest-bearing liabilities increased by $48 million as average interest bearing demand deposits increased $22 million, average time deposits increased $14 million and average other borrowings increased $11 million. The rate earned on average interest-earning assets decreased to 6.94% in 2002 from 8.78% in 2001. The rate paid on average interest-bearing liabilities decreased to 3.38% in 2002 as compared to 5.20% in 2001. The decrease in our net yield was due primarily to the falling rate environment experienced in 2002. As our time deposits continue to mature and reprice, we expect to see our net yield increase.

Provision for Loan Losses
-------------------------

         The provision for loan losses was $1,020,000 in 2002 as compared to $568,000 in 2001. Management's evaluation of the adequacy of the allowance for loan losses is based on known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of underlying collateral and an analysis of current economic conditions. In addition to the amounts provided due to loan growth, increased net loan charge offs, increased past due loans, and to our assessment of the inherent risk in the loan portfolio, an additional provision was made to cover a potential loss associated with a borrower who's ability to repay depends largely on tourism in the local area, which has suffered given the national economy. Management believes that, given this review and analysis, the $2,126,000 in the allowance for loan losses at December 31, 2002, or 1.49% of total net outstanding loans and the $1,252,000 in the allowance for loan losses at December 31, 2001, or 1.11% of total net loans outstanding, are adequate at their respective dates to absorb known risks in the portfolio based upon the Bank's historical experience. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Other Income
------------

         Other operating income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Other operating income was $971,000 in 2002 as compared to $565,000 in 2001. The net increase is due primarily to an increase in service charges on deposit accounts of $212,000 related to overall deposit growth and an increase in mortgage loan origination fees of $141,000.

Other Expense
-------------

         Other expenses were $5,385,000 in 2002 as compared to $4,313,000 in 2001, an increase of $1,072,000. Salaries and employees benefits increased by $720,000 due to annual salary increases and an increase in the number of full time equivalent employees to 60 at December 31, 2002 from 56 at December 31, 2002. The increase in the number of employees is due to the addition of lending staff for the new branch facility scheduled to open in the spring of 2003 and the addition of senior management positions. Equipment and occupancy expenses increased by $171,000 due primarily to increased depreciation costs of $102,000 and increased repairs and maintenance costs of $67,000. Other operating expenses increased by $181,000 due primarily to increased data processing costs of $80,000, increased software costs of $28,000, and increased other operating costs of $25,000. The increases in other operating expenses are directly attributable to the overall growth of the Bank.

Income Tax
----------

         We have reported income tax expense in 2002 of $234,000 as compared to an income tax benefit in 2001 of $83,000. The rate of the tax benefit as a percentage of our pretax income was 31%. In 2001, the rate of the tax benefit as a percentage of our pretax loss was 47%. This percentage is higher than the federal statutory percentage of 34% due to 2001's current taxable income as reported on our income tax return being taxed at a 15% rate, accounting for a 9% surtax exemption benefit. In addition, state income tax benefits recognized in 2001 accounted for an additional 6% reduction in our overall tax rate.

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

         At December 31, 2002, our cumulative one year interest rate-sensitivity gap ratio was 1.13%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.

         The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2002, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

                                          After Three   After One
                                            Months      Year but
                                 Within       but        Within     After
                                  Three      Within      Five       Five
                                 Months     One Year     Years      Years       Total
                                 ----------------------------------------------------
                                             (Dollars in Thousands)

Interest-earning assets:
     Interest-bearing
         deposits in banks      $    314   $  1,015    $   --     $   --     $  1,329
     Federal funds sold            5,946       --          --         --        5,946
     Securities                    1,497      2,512      10,960        643     15,612
     Loans                        94,129     23,990      23,724        568    142,411
                                  ------     ------      ------        ---    -------

                                 101,886     27,517      34,684      1,211    165,298
                                 -------     ------      ------      -----    -------

Interest-bearing liabilities:
     Interest-bearing demand
         deposits                 54,626       --          --         --       54,626
     Savings                       2,083       --          --         --        2,083
     Certificates of deposit      12,582     35,245      25,907          3     73,737
     Other borrowings              8,250      2,000        --         --       10,250
                                   -----      -----      ------     ------     ------

                                  77,541     37,245      25,907          3    140,696
                                  ------     ------      ------          -    -------

Interest rate sensitivity
     gap                        $ 24,345   $ (9,728)   $  8,777   $  1,208   $ 24,602
                                ========   ========    ========   ========   ========
Cumulative interest rate
     sensitivity gap            $ 24,345   $ 14,617    $ 23,394   $ 24,602
                                ========   ========    ========   ========
Interest rate sensitivity
     gap ratio                      1.31       0.74        1.34       --
                                    ====       ====        ====
Cumulative interest rate
     sensitivity gap ratio          1.31       1.13        1.17       1.17
                                    ====       ====        ====       ====

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

         DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY:
                    INTEREST RATES AND INTEREST DIFFERENTIALS

Average Balances
----------------

 The condensed average balance sheet for the year indicated is presented below. (1)

                                       Years Ended December 31,
                                          2002         2001
                                       -----------------------
                                       (Dollars in Thousands)

ASSETS
Cash and due from banks                $   3,457    $   2,694
Interest-bearing deposits in banks         1,725          326
Taxable securities                        11,312        2,307
Securities valuation account                  56            3
Federal funds sold                         8,665        3,730
Loans (2)                                132,319       90,504
Allowance for loan losses                 (1,485)        (910)
Other assets                               7,722        5,470
                                           -----        -----
                                       $ 163,771    $ 104,124
                                       =========    =========

Total interest-earning assets          $ 154,021    $  96,867
                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits:
Noninterest-bearing demand             $  12,918    $  10,047
Interest-bearing demand                   49,665       27,208
Savings                                    2,099        1,735
 Time                                     67,895       54,084
                                          ------       ------
Total deposits                           132,577       93,074
Other borrowings                          12,319          868
Other liabilities                            730          578
                                             ---          ---
Total liabilities                        145,626       94,520
Stockholders' equity                      18,145        9,604
                                          ------        -----
                                       $ 163,771    $ 104,124
                                       =========    =========

Total interest-bearing liabilities     $ 131,978    $  83,895
                                       =========    =========

(1) For each category, average balances were determined using the daily average balances during the year.

(2) Nonaccrual loans included in average balances for 2002 and 2001 were $607,000 and $383,000, respectively.

Interest Income and Interest Expense

         The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                                   Years Ended December 31,
                                                              2002                          2001
                                                                     Average                      Average
                                                    Interest          Rate          Interest        Rate
                                                                     (Dollars in Thousands)

INTEREST INCOME:
     Interest and fees on loans (1)                 $10,045           7.59%        $ 8,197           9.06%
     Interest on deposits in banks                       47           2.72              19           5.84
     Interest on taxable securities                     417           3.67             128           5.58
     Interest on federal funds sold                     146           1.68             156           4.17
                                                        ---                            ---
     Total interest income                           10,655           6.94           8,500           8.78
                                                     ------                          -----

INTEREST EXPENSE:
     Interest on interest-bearing
       demand deposits                                1,174           2.36           1,014           3.73
     Interest on savings deposits                        31           1.48              47           2.70
     Interest on time deposits                        2,952           4.35           3,280           6.06
     Interest on other borrowings                       299           2.43              19           2.27
     ----------------------------                       ---                             --
     Total interest expense                           4,456           3.38           4,360           5.20
                                                      -----                          -----

NET INTEREST INCOME                                 $ 6,199                        $ 4,140

     Net interest spread                                              3.54%                          3.58%
                                                                      ====                           ====
     Net yield on average interest-earning assets                     4.02%                          4.27%
                                                                      ====                           ====

(1) Interest and fees on loans includes $947,000 and $823,000 of loan fee income for the years ended December 31, 2002 and 2001, respectively. There was no interest income recognized on nonaccrual loans during 2002 or 2001.

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

                                                     Year Ended December 31,
                                                         2002 vs. 2001
                                                        Changes Due To:

                                                    Rate      Volume      Net
                                                  ----------------------------
                                                      (Dollars in Thousands)
Increase (decrease) in:
     Income from interest-earning assets:
         Interest and fees on loans               $(1,485)   $ 3,333   $ 1,848
         Interest on deposits in banks                (15)        43        28
         Interest on taxable securities               (56)       345       289
         Interest on federal funds sold              (131)       121       (10)
                                                     ----        ---       ---
         Total interest income                     (1,687)     3,842     2,155
                                                   ------      -----     -----

     Expense from interest-bearing liabilities:
         Interest on interest-bearing
         demand deposits                             (465)       625       160
         Interest on savings deposits                 (24)         8       (16)
         Interest on time deposits                 (1,053)       725      (328)
         Interest on other borrowings                   2        278       280
                                                     ----        ---       ---
         Total interest expense                    (1,540)     1,636        96
                                                   ------      -----        --

Net interest income                               $  (147)   $ 2,206   $ 2,059
                                                  =======    =======   =======

                              INVESTMENT PORTFOLIO

Types of Investments
--------------------

         The carrying amounts of securities at the dates indicated, of which $14,569,000 are classified as available-for-sale, are summarized as follows:

                                              Years Ended December 31,
                                             2002                 2001
                                           ----------------------------
                                              (Dollars in Thousands)


U.S. Government agencies                   $ 14,969             $   905
Restricted equity securities                    643                 643
                                                ---                 ---
                                           $ 15,612             $ 1,548
                                           ========             =======

Maturities
----------

         The amounts of debt securities in each category as of December 31, 2002 are shown in the following table according to contractual maturity classifications:

    o   one year or less;
    o   after one through five years;
    o   after five through ten years; and
    o   after ten years.

Restricted equity securities are not included in the table because they have no contractual maturity.

                                                              After one                After five
                                One year or less          through five years        through ten years
                              Amount       Yield (1)     Amount      Yield (1)     Amount      Yield (1)

U.S. Government agencies     $ 3,937        2.92%       $ 11,032       3.88%        $ --           -%
                             =======                    ========                    ====

                                                            After ten years                Total
                                                         Amount       Yield (1)     Amount      Yield (1)

U.S. Government agencies                                $   --            -%        $ 14,969      3.64%
                                                        ======                      ========

(1) The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

                                 LOAN PORTFOLIO

Types of Loans
--------------

         The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                       December 31,
                                    2002         2001
                                 -----------------------
                                  (Dollars in Thousands)

Commercial                       $  30,514    $  26,666
Real estate-construction            27,368       20,880
Real estate-mortgage                70,313       51,632
Consumer installment and other      14,216       13,567
                                    ------       ------
                                   142,411      112,745
Less allowance for loan losses      (2,126)      (1,252)
                                    ------       ------
Net loans                        $ 140,285    $ 111,493
                                 =========    =========


Maturities and Sensitivities of Loans to Changes in Interest Rates
------------------------------------------------------------------

         Total loans as of December 31, 2002 are shown in the following table according to contractual maturity classifications:

    o   one year or less,
    o   after one through five years, and
    o   after five years.

                                         (Dollars in Thousands)
Commercial
    One year or less                            $ 23,161
    After one through five years                   6,256
    After five years                               1,097
                                                   -----
                                                  30,514
                                                  ------
Construction
    One year or less                              27,368
    After one through five years                    --
    After five years                                --
                                                  ------
                                                  27,368
                                                  ------
Other
    One year or less                              43,656
    After one through five years                  30,830
    After five years                              10,043
                                                  ------
                                                  84,529

                                                $142,411
                                                ========

         The following table summarizes loans at December 31, 2002 with the due dates after one year that have predetermined and floating or adjustable interest rates.

                                               (Dollars in Thousands)

Predetermined interest rates                        $ 26,087
Floating or adjustable interest rates                 22,139
                                                      ------
                                                    $ 48,226
                                                    ========

Risk Elements
-------------

Information with respect to nonaccrual, past due, restructured and other problem loans at December 31, 2002 and 2001 is as follows:

                                                   December 31,
                                                  2002     2001
                                               ----------------------
                                               (Dollars in Thousands)

    Nonaccrual loans                              $  323   $  874
Loans contractually past due ninety
     days or more as to interest or
    principal payments and still accruing            995      120
    Restructured loans                                 0        0
    Potential problem loans                        1,913      200
Interest income that would have been recorded
     on nonaccrual and restructured loans under
    original terms                                    18       28
Interest income that was recorded on
    nonaccrual and restructured loans                  0        0

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

                                            Years Ended December 31,
                                                2002        2001
                                             ----------------------
                                             (Dollars in Thousands)

Average amount of loans outstanding           $132,319    $ 90,504
                                              ========    ========

Balance of allowance for loan losses
     at beginning of year                     $  1,252    $    737
                                              ========    ========

Loans charged off
     Commercial and financial                     --          --
     Real estate- mortgage                         120        --
     Installment                                    35          58
                                                 -----       -----
                                                   155          58
                                                 -----       -----

Loans recovered
     Commercial and financial                        6        --
     Real estate mortgage                         --          --
     Installment                                     3           5
                                                 -----       -----
                                                     9           5
                                                 -----       -----

Net charge-offs                                    146          53
                                                 -----       -----

Additions to allowance charged to operating
     expense during year                         1,020         568
                                                 -----       -----

Balance of allowance for loan losses
     at end of year                           $  2,126    $  1,252
                                              ========    ========

Ratio of net loans charged off during the
year to average loans outstanding                  .11%        .06%
                                                   ===         ===

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

         As of December 31, 2002 and 2001, we had made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:


                              December 31, 2002            December 31, 2001
                              Percent of loans in         Percent of loans in
                                 each category              each category
                            Amount   to total loans      Amount  to total loans
                            ---------------------------------------------------
                                         (Dollars in Thousands)

Commercial                  $  468       22%            $  376        24%
Real estate - construction     319       19                125        18
Real estate - mortgage       1,063       49                626        46
Consumer installment
loans and other                276       10                125        12
                               ---       --                ---        --
                            $2,126      100%            $1,252       100%
                            ======      ===             ======       ===

                                    DEPOSITS

         Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits is presented below. (1)

                                             Years Ended December 31,
                                           2002                     2001
                                    Amount      Percent       Amount     Percent
                                             (Dollars in Thousands)

Noninterest-bearing
demand deposits                    $ 12,918           -%     $ 10,047        --%
Interest-bearing demand deposits     49,665        2.36        27,208      3.73
Savings deposits                      2,099        1.48         1,735      2.70
Time deposits                        67,895        4.35        54,084      6.06
                                     ------                    ------
                                   $145,626                  $ 93,074
                                   ========                  ========

(1) Average balances were determined using the daily average balances during the year.


         The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2002 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                                        (Dollars in Thousands)

 Three months or less                         $  6,006
 Over three months through six months            7,299
 Over six through twelve months                  9,066
 Over twelve months                              9,700
                                                 -----
 Total                                        $ 32,071
                                              ========

                    RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

         The following rate of return information for the year indicated is presented below.

                                                 Years Ended December 31,
                                              2002                    2001
                                              ----------------------------

Return on assets (1)                            .33%                  (.09)%
Return on equity (2)                           3.05                   (.98)
Dividend payout ratio (3)                         -                      -
Equity to assets ratio (4)                    10.67                   9.22

(1) Net income (loss) divided by average total assets.
(2) Net income (loss) divided by average equity.
(3) Dividends declared per share of common stock divided by net income per share.
(4) Average equity divided by average total assets.

ITEM 7 - FINANCIAL STATEMENTS
-----------------------------


                      CHESTATEE BANCSHARES, INC.
                           AND SUBSIDIARIES

                     CONSOLIDATED FINANCIAL REPORT

                           DECEMBER 31, 2002

                           CHESTATEE BANCSHARES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 2002


                                TABLE OF CONTENTS


                                                                  Page
                                                                  ----

INDEPENDENT AUDITOR'S REPORT.......................................F-1

FINANCIAL STATEMENTS

     Consolidated balance sheets...................................F-2
     Consolidated statements of operations.........................F-3
     Consolidated statements of comprehensive income (loss) .......F-4
     Consolidated statements of stockholders' equity...............F-5
     Consolidated statements of cash flows.........................F-6
     Notes to consolidated financial statements....................F-7

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Chestatee Bancshares, Inc.
Dawsonville, Georgia


                  We have audited the accompanying consolidated balance sheets of Chestatee Bancshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income
(loss), stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chestatee Bancshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                              /s/ MAULDIN & JENKINS, LLC



Atlanta, Georgia
February 7, 2003

                  CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                     Assets                                        2002           2001
                                                                              ------------   ------------
Cash and due from banks                                                       $  3,516,119   $  3,479,452
Interest-bearing deposits in banks                                               1,328,541      1,299,930
Federal funds sold                                                               5,946,000     15,318,000
Securities available-for-sale                                                   14,568,644        505,469
Securities held-to-maturity, fair value of $404,000
   and $413,875, respectively                                                      399,940        399,627
Restricted equity securities, at cost                                              642,500        642,500

Loans                                                                          142,411,278    112,745,782
Less allowance for loan losses                                                   2,126,188      1,252,461
                                                                              ------------   ------------
          Loans, net                                                           140,285,090    111,493,321

Premises and equipment                                                           6,065,481      5,058,963
Other assets                                                                     2,660,392      1,937,862
                                                                              ------------   ------------

          Total assets                                                        $175,412,707   $140,135,124
                                                                              ============   ============

                      Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing                                                       $ 13,275,075   $ 11,367,999
    Interest-bearing                                                           130,445,806    102,253,672
                                                                              ------------   ------------
          Total deposits                                                       143,720,881    113,621,671
Other borrowings                                                                10,250,000     12,850,000
Other liabilities                                                                1,222,589        480,472
                                                                              ------------   ------------
          Total liabilities                                                    155,193,470    126,952,143
                                                                              ------------   ------------

Commitments and contingencies

Stockholders' equity
    Common stock; no par value; 20,000,000 shares authorized;
        2,925,690 and 2,275,000 shares issued and outstanding, respectively     19,618,713     13,169,370
    Retained earnings                                                              540,344         10,220
    Accumulated other comprehensive income                                          60,180          3,391
                                                                              ------------   ------------
          Total stockholders' equity                                            20,219,237     13,182,981
                                                                              ------------   ------------

          Total liabilities and stockholders' equity                          $175,412,707   $140,135,124
                                                                              ============   ============

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                    2002          2001
                                                                -----------   -----------
Interest income
    Loans, including fees                                       $10,044,750   $ 8,197,123
    Taxable securities                                              416,589       128,632
    Federal funds sold                                              145,840       155,647
    Interest-bearing deposits in banks                               47,045        19,044
                                                                -----------   -----------
          Total interest income                                  10,654,224     8,500,446
                                                                -----------   -----------

Interest expense
    Deposits                                                      4,156,745     4,340,933
    Other borrowings                                                299,033        19,735
                                                                -----------   -----------
          Total interest expense                                  4,455,778     4,360,668
                                                                -----------   -----------

          Net interest income                                     6,198,446     4,139,778
Provision for loan losses                                         1,019,658       568,279
                                                                -----------   -----------
          Net interest income after provision for loan losses     5,178,788     3,571,499
                                                                -----------   -----------

Other income
    Service charges on deposit accounts                             628,893       417,232
    Other operating income                                          341,909       148,013
                                                                -----------   -----------
          Total other income                                        970,802       565,245
                                                                -----------   -----------

Other expense
    Salaries and employee benefits                                2,752,548     2,032,709
    Equipment and occupancy expense                                 765,940       595,226
    Other operating expenses                                      1,866,692     1,685,438
                                                                -----------   -----------
          Total other expense                                     5,385,180     4,313,373
                                                                -----------   -----------

          Income (loss) before income tax (benefit)                 764,410      (176,629)

Income tax expense (benefit)                                        234,286       (82,942)
                                                                -----------   -----------

          Net income (loss)                                     $   530,124   $   (93,687)
                                                                ===========   ===========

Basic earnings (losses) per share                               $      0.20   $     (0.05)
                                                                ===========   ===========

Diluted earnings (losses) per share                             $      0.19   $     (0.05)
                                                                ===========   ===========

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                            2002       2001
                                                          --------   --------

Net income (loss)                                         $530,124   $(93,687)

Other comprehensive income:
     Unrealized holding gains on securities
        available-for-sale arising during period, net of
        tax of $34,606 and $2,774, respectively             56,789      4,526
                                                          --------   --------

Comprehensive income (loss)                               $586,913   $(89,161)
                                                          ========   ========

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                 Accumulated
                                          Common Stock                              Other          Total
                                 ---------------------------
                                                   Amount         Retained      Comprehensive   Stockholders'
                                    Shares         Paid In        Earnings      Income (Loss)      Equity
                                 ------------   ------------    ------------    ------------    ------------
Balance, December 31, 2000          1,900,000   $  9,482,364    $    103,907    $     (1,135)   $  9,585,136
    Net loss                             --             --           (93,687)           --           (93,687)
    Issuance of common stock          375,000      3,750,000            --              --         3,750,000
    Stock issue costs                    --          (62,994)           --              --           (62,994)
    Other comprehensive income           --             --              --             4,526           4,526
                                 ------------   ------------    ------------    ------------    ------------
Balance, December 31, 2001          2,275,000     13,169,370          10,220           3,391      13,182,981
    Net income                           --             --           530,124            --           530,124
    Issuance of common stock          650,690      6,506,900            --         6,506,900
    Stock issue costs                    --          (57,557)           --              --           (57,557)
    Other comprehensive income           --             --              --            56,789          56,789
                                 ------------   ------------    ------------    ------------    ------------
Balance, December 31, 2002          2,925,690   $ 19,618,713    $    540,344    $     60,180    $ 20,219,237
                                 ============   ============    ============    ============    ============

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                     2002           2001
                                                                ------------    ------------
OPERATING ACTIVITIES
    Net income (loss)                                           $    530,124    $    (93,687)
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Depreciation                                                 353,126         251,826
        Deferred taxes                                              (248,703)        (91,107)
        Provision for loan losses                                  1,019,658         568,279
        Increase in interest receivable                             (297,758)        (90,146)
        Increase (decrease) in interest payable                       64,102         (11,345)
        Net other operating activities                               742,026        (297,423)
                                                                ------------    ------------

          Net cash provided by operating activities                2,162,575         236,397
                                                                ------------    ------------

INVESTING ACTIVITIES
    Increase in interest-bearing deposits in banks                   (28,611)     (1,285,129)
    Purchase of securities available-for-sale                    (16,472,093)     (1,500,000)
    Proceeds from maturities of securities available-for-sale      2,500,000       3,146,287
    Proceeds from maturities of securities held-to-maturity             --           999,688
    Purchase of restricted equity securities                            --          (546,900)
    Net (increase) decrease in federal funds sold                  9,372,000     (12,588,000)
    Net increase in loans                                        (30,056,089)    (45,724,347)
    Purchase of premises and equipment                            (1,359,644)     (1,679,315)
    Purchase of life insurance policies                                 --          (590,000)
                                                                ------------    ------------

              Net cash used in investing activities              (36,044,437)    (59,767,716)
                                                                ------------    ------------

FINANCING ACTIVITIES
    Net increase in deposits                                      30,099,210      41,443,578
    Net proceeds from (repayments of) other borrowings            (2,600,000)     12,800,000
    Net proceeds from sale of common stock                         6,419,319       3,750,000
                                                                ------------    ------------

              Net cash provided by financing activities           33,918,529      57,993,578
                                                                ------------    ------------

Net increase (decrease) in cash and due from banks                    36,667      (1,537,741)

Cash and due from banks at beginning of year                       3,479,452       5,017,193
                                                                ------------    ------------

Cash and due from banks at end of year                          $  3,516,119    $  3,479,452
                                                                ============    ============

SUPPLEMENTAL DISCLOSURES Cash paid (received) for:
        Interest                                                $  4,391,676    $  4,372,013

        Income taxes                                            $    (82,576)   $    288,394

NONCASH TRANSACTIONS
     Principal balance of loans transferred
         to other real estate owned                             $  1,074,816    $     82,148

     Financed sales of other real estate owned                  $    830,154    $     90,000

     Accrued stock issue costs                                  $     32,970          62,994

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Business

        Chestatee Bancshares, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly-owned subsidiaries, Chestatee State Bank (the "Bank"), Chestatee Residential Mortgage, Inc. ("CRM") and Chestatee Financial Services, Inc. ("CFS") The Bank is a commercial bank located in Dawsonville, Dawson County, Georgia. The Bank provides a full range of banking services in its primary market area of Dawson County and the surrounding counties. CRM, which as a member in Guaranty Mortgage Services, LLC, a nonaffiliated company, provides residential mortgage lending and origination services to customers in the Bank's primary market area. CFS provides investment and financial services to customers in the Bank's primary market area. CRM and CFS commenced operations in 2001.

        Basis of Presentation and Accounting Estimates

        The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.

        In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, and deferred taxes.

        Cash, Due From Bank and Cash Flows

        For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, interest-bearing deposits in banks, federal funds sold, deposits and other borrowings are reported net.

        The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $519,000 at December 31, 2002.

        Securities

        Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities not classified as held-to-maturity, are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of the related deferred tax effect. Restricted equity securities without a readily determinable fair value are recorded at cost.

        Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are determined using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Loans

        Loans are reported at their outstanding principal balances less unearned income and the allowance for loan losses. Interest income is accrued on the principal balance.

        Nonrefundable loan fees and costs for loans are deferred and recognized in income over the life of the loans using a method which approximates a level yield.

        The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status.

        The allowance for loan losses is established through a provision for loan losses charged to expense. Loans losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

        The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

        Other Real Estate Owned

        Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. The carrying amount of other real estate owned at December 31, 2002 and 2001 was $226,348 and $--, respectively.

        Income Taxes

        Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

        Stock Compensation Plans

        At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 8. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost related to those plans is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The Company also has remaining options outstanding that were granted to certain executive officers under employee agreements. Options earned under those agreements were granted at prices based upon the year-end book value of the Company. The Company recognized compensation costs under the employee agreements of $0 and $29,460 for the years ended December 31, 2002 and 2001, respectively. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                            Years Ended December 31,
                                                          ----------------------------
                                                               2002             2001
                                                          --------------   -----------

Net income (loss), as reported                            $      530,124   $   (93,687)
Deduct: Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of related tax effects          (63,557)     (401,029)
                                                          --------------   -----------
Pro forma net income (loss)                               $      466,567   $  (494,716)
                                                          ==============   ===========
Earnings (losses) per share:
   Basic - as reported                                    $          .20   $     (0.05)
                                                          ==============   ===========
   Basic - pro forma                                      $          .17   $     (0.26)
                                                          ==============   ===========
   Diluted - as reported                                  $          .19   $     (0.05)
                                                          ==============   ===========
   Diluted - pro forma                                    $          .17   $     (0.26)
                                                          ==============   ===========

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

        Accounting Standards

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has not elected to adopt the recognition provisions of this Statement for stock-based employee compensation and has elected to continue with accounting methodology in Opinion No. 25 as permitted by SFAS No. 123.

NOTE 2. SECURITIES

        The amortized cost and fair value of securities are summarized as follows:

                                                    Gross          Gross
                                     Amortized    Unrealized     Unrealized      Fair
                                        Cost         Gains         Losses        Value
                                   ------------   ----------    -----------   -----------
Securities Available-for-Sale
   December 31, 2002:
   U.S. Government and
      agency securities             $14,471,780   $    97,401   $      (537)  $14,568,644
                                    ===========   ===========   ===========   ===========

   December 31, 2001:
   U.S. Government and
      agency securities             $   500,000   $     5,469   $      --     $   505,469
                                    ===========   ===========   ===========   ===========

      Securities Held-to-Maturity
   December 31, 2002:
   U. S. Government and agency
      securities                    $   399,940   $     4,060   $      --     $   404,000
                                    ===========   ===========   ===========   ===========

   December 31, 2001:
   U. S. Government and agency
      securities                    $   399,627   $    14,248   $      --     $   413,875
                                    ===========   ===========   ===========   ===========

        Securities with a carrying value of $760,500 and $399,627 at December 31, 2002 and 2001 were pledged to secure public deposits and for other purposes required or permitted by law.

        The amortized cost and fair value of debt securities as of December 31, 2002 by contractual maturity are shown below.

                                    Securities                 Securities
                                Available-for-Sale           Held-to-Maturity
                             -------------------------   ------------------------
                             Amortized        Fair       Amortized       Fair
                                Cost          Value         Cost         Value
                             -----------   -----------   -----------  ------------
Due in less than one year    $ 3,512,231   $ 3,536,588   $   399,940   $   404,000
Due from one to five years    10,959,549    11,032,056          --            --
                             -----------   -----------   -----------   -----------
                             $14,471,780   $14,568,644   $   399,940   $   404,000
                             ===========   ===========   ===========   ===========

NOTE 3.  LOANS

                  The composition of loans is summarized as follows:

                                       December 31,
                              -----------------------------
                                  2002             2001
                              ------------    -------------

Commercial and industrial    $  30,514,000    $  26,666,000
Real estate - construction      27,368,000       20,880,000
Real estate - mortgage          70,355,000       51,703,000
Consumer and other              14,216,000       13,567,608
                             -------------    -------------
                               142,453,000      112,816,608
Unearned income                    (41,722)         (70,826)
Allowance for loan losses       (2,126,188)      (1,252,461)
                             -------------    -------------
Loans, net                   $ 140,285,090    $ 111,493,321
                             =============    =============

            Changes in the allowance for loan losses are as follows:

                                                 Years Ended December 31,
                                                --------------------------
                                                    2002           2001
                                                -----------    -----------

Balance, beginning of year                      $ 1,252,461    $   736,898
   Provision for loan losses                      1,019,658        568,279
   Loans charged off                               (155,273)       (57,655)
   Recoveries of loans previously charged off         9,342          4,939
                                                -----------    -----------
Balance, end of year                            $ 2,126,188    $ 1,252,461
                                                ===========    ===========

        The total recorded investment in impaired loans, consisting solely of loans on nonaccrual status, was $323,388 and $873,620 at December 31, 2002 and 2001, respectively. There were no impaired loans that had related allowances for loan losses determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, at December 31, 2002 and 2001. The average recorded investment in impaired loans for 2002 and 2001 was $607,247 and $383,376, respectively. Interest income recognized for cash payments received on impaired loans was not material for the years ended December 31, 2002 and 2001. Loans past due ninety days or more and still accruing interest amounted to $994,705 and $120,000 at December 31, 2002 and 2001, respectively.

        In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2002 are as follows:

     Balance, beginning                                    11,494,000
        Advances                                           14,597,000
        Repayments                                       (10,040,000)
                                                         ------------
     Balance, ending                                       16,051,000
                                                         ============

NOTE 4. PREMISES AND EQUIPMENT

        Premises and equipment are summarized as follows:

                                                              December 31,
                                                     --------------------------
                                                         2002           2001
                                                     ----------     -----------

Land                                                 $ 1,405,873    $   750,029
Buildings                                              3,459,370      3,366,586
Equipment                                              1,950,693      1,546,657
Construction and equipment installation in progress,
   estimated cost to complete $750,000                   206,780           --
                                                     -----------    -----------
                                                       7,022,716      5,663,272
Accumulated depreciation                                (957,235)      (604,309)
                                                     -----------    -----------
                                                     $ 6,065,481    $ 5,058,963
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

        Future minimum lease payments on noncancelable leases based on initial terms are summarized as follows:

      2003                                                  $  50,500
      2004                                                     40,500
      2005                                                     40,500
      2006                                                     40,500
      2007                                                     40,500
                                                            ----------
                                                            $ 212,500
                                                            ==========

                  Total rental expense is summarized as follows:

                                       Years Ended December 31,
                                        --------------------
                                          2002        2001
                                        --------    --------

     Related party                      $ 49,236    $ 43,875
     Other third parties                  18,250      52,325
                                        ---------   ---------
                                        $ 67,486    $ 96,200
                                        =========   =========


NOTE 5.  DEPOSITS

        The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2002 and 2001 was $32,071,000 and $30,812,214,
        respectively. The Company had brokered certificates of deposit at December 31, 2002 and 2001 of $3,594,000 and $3,591,704, respectively.
        The scheduled maturities of time deposits at December 31, 2002 are as follows:

      2003                                    $  47,670,950
      2004                                       20,716,654
      2005                                        1,670,731
      2006                                        1,366,276
      2007                                        2,308,479
      Thereafter                                      3,169
                                              --------------
                                              $  73,736,259
                                              ==============

NOTE 6. OTHER BORROWINGS

        Other borrowings consist of the following:

                                                                              December 31,
                                                                      -------------------------
                                                                          2002          2001
                                                                      -----------   -----------
Adjustable rate advance from Federal Home Loan Bank with
   interest payable monthly (interest rate adjusts quarterly, 1.44%

   at December 31, 2002), matures June 20, 2003                       $ 8,250,000   $ 8,250,000
Fixed rate advance from Federal Home Loan Bank with interest
   payable monthly at 2.67%, matures April 3, 2002                           --       1,000,000
Fixed rate advance from Federal Home Loan Bank with interest
   payable monthly at 2.67%, matures October 3, 2002                         --       1,600,000
Fixed rate advance from Federal Home Loan Bank with interest
   payable monthly at 2.99%, matures April 3, 2003                      1,000,000     1,000,000
Fixed rate advance from Federal Home Loan Bank with interest
   payable monthly at 3.30%, matures October 3, 2003                    1,000,000     1,000,000
                                                                      -----------   -----------
                                                                      $10,250,000   $12,850,000
                                                                      ===========   ===========

        The advances from the Federal Home Loan Bank are secured by certain qualifying loans of approximately $18 million and Federal Home Loan Bank stock of $642,500.


NOTE 7. EMPLOYEE BENEFIT PLANS

        Deferred Compensation Plan

        The Company has a deferred compensation plan providing for death and retirement benefits for its chief executive officer. The estimated amounts to be paid under the compensation plan are being funded through the purchase of life insurance policies on the executive officer. The balance of the policy cash surrender values included in other assets at December 31, 2002 and 2001 is $628,910 and $598,361, respectively.
        Income recognized on the policies amounted to $30,549 and $8,361 for the years ended December 31, 2002 and 2001, respectively. The balance of deferred compensation included in other liabilities at December 31, 2002 and 2001 is $16,200 and $3,240, respectively. Expense recognized for deferred compensation was $12,960 and $3,240 for the years ended December 31, 2002 and 2001, respectively.

        401(K) Plan

        The Company has a 401(K) plan available to all eligible employees, subject to certain minimum age and service requirements. Contributions charged to expense were $29,360 and $21,941 for the years ended December 31, 2002 and 2001, respectively.

NOTE 8. STOCK COMPENSATION PLANS AND AGREEMENTS

        The Company has two stock option plans and has reserved a total of 300,000 options for grant to the Company's officers and directors. Options are granted at the fair value of the Company's common stock at the date of grant and expire ten years from the date of grant.

        The Company also has outstanding options related to previous employee agreements with certain of its executive officers whereby stock options were earned based upon the performance of the Company. Options earned under these agreements were priced at the Company's book value as of year-end and expire ten years from the date the options were earned.

        Other pertinent information related to the options follows:

                                                2002               2001
                                         -----------------  ------------------
                                                 Weighted-           Weighted-
                                                  Average             Average
                                                  Exercise            Exercise
                                         Shares    Price    Shares     Price
                                         -------   ------  --------   --------

Under option, beginning of year          244,000   $ 7.85    20,000   $   4.89
Granted                                   26,000    10.00   224,000       8.11
Exercised                                   --       --        --          --
Cancelled                                   --       --        --          --
                                         -------            -------
Under option, end of year                270,000     8.06   244,000       7.85
                                         =======            =======

Exercisable, end of year                 231,000     7.85   201,000       7.67
                                                            =======      =====
Weighted-average fair value of options
   granted during the year               $  3.34            $  3.44

Information pertaining to options outstanding at December 31, 2002 is as follows:

                                     Options Outstanding                  Options Exercisable
                        --------------------------------------------   --------------------------
                                          Weighted-
                                           Average        Weighted-                     Weighted-
                                          Remaining        Average                       Average
    Range of               Number        Contractual       Exercise        Number       Exercise
Exercise Prices          Outstanding         Life           Price       Exercisable       Price
----------------        ------------    ------------      ----------   ------------    ----------

 $4.75 - $5.82                22,000        8 years       $   4.97          22,000     $  4.97
 $8.00 - $10.00              248,000        9 years           8.33         209,000        8.15
                        ------------                                    ----------
                             270,000        9 years           8.06         231,000        7.85
                        ============                                    ==========

        The fair value of the options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

                                                               Years Ended December 31,
                                                               -----------------------
                                                                 2002           2001
                                                               --------      ---------
Dividend yield (as a percent of the fair value of the stock)      0%            0%
Expected life                                                  10 years       10 years
Expected volatility                                               0.01%         0.01%
Risk-free interest rate                                           4.11%         5.59%


NOTE 9. INCOME TAXES

        Income tax expense consists of the following:

                                         Years Ended December 31,
                                    -------------------------------
                                      2002                  2001
                                    ---------            ----------

Current                             $ 482,989            $    8,165
Deferred                             (248,703)              (91,107)
                                                          ---------
     Income tax expense (benefit)   $ 234,286             $ (82,942)
                                    =========             =========

        The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                     Years Ended December 31,
                                 -------------------------------
                                    2002                 2001
                                 ---------            ----------

Income taxes at statutory rate   $ 259,900            $ (60,054)
Tax-free interest on loans          (3,882)              (3,506)
Surtax exemption                      --                (16,026)
State income tax (benefit)         (12,560)              (9,709)
Other items                         (9,172)               6,353
                                 ---------            ---------
Income tax expense (benefit)     $ 234,286            $ (82,942)
                                 =========            =========

        The components of deferred income taxes are as follows:

                                           December 31,
                                       --------------------
                                         2002       2001
                                       --------   --------
Deferred tax assets:
   Loan loss reserves                  $624,835   $331,345
   Deferred loan fees                    75,322     26,727
   Preopening and organization costs     17,684     50,786
   Stock options                         19,079     19,079
   Deferred compensation                  6,113      1,223
   Other                                  6,792      2,676
                                       --------   --------
                                        749,825    431,836
                                       --------   --------
Deferred tax liabilities:
   Depreciation                         178,991    109,705
   Securities available-for-sale         36,684      2,078
                                       --------   --------
                                        215,675    111,783
                                       --------   --------

          Net deferred tax assets      $534,150   $320,053
                                       ========   ========

NOTE 10. EARNINGS (LOSSES) PER SHARE

        Presented below is a summary of the components used to calculate basic and diluted earnings (losses) per share.

                                                 Years Ended December 31,
                                                -------------------------
                                                   2002           2001
                                                -----------   -----------

Basic Earnings (Losses) Per Share:
Weighted average common shares outstanding        2,669,385     1,901,027
                                                ===========   ===========

Net income (loss)                               $   530,124   $   (93,687)
                                                ===========   ===========

Basic earnings (losses) per share               $       .20   $     (0.05)
                                                ===========   ===========

Diluted Earnings (Losses) Per Share:
Weighted average common shares outstanding        2,669,385     1,901,027
Net effect of the assumed exercise of stock
   options based on the treasury stock method
   using average market prices for the year          52,456          --
                                                -----------   -----------
Total weighted average common shares and
   common stock equivalents outstanding           2,721,841     1,901,027
                                                ===========   ===========

Net income (loss)                               $   530,124   $   (93,687)
                                                ===========   ===========

Diluted earnings (losses) per share             $       .19   $     (0.05)
                                                ===========   ===========

NOTE 11. COMMITMENTS AND CONTINGENCIES

        Loan Commitments

        The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit, standby letters of credit and credit card commitments. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

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

                                       December 31,
                               -------------------------
                                  2002           2001
                               -----------   -----------

Commitments to extend credit   $18,952,000    25,572,000
Letters of credit                1,583,000          --
Credit card commitments          3,358,000       329,000
                               -----------   -----------
                               $23,893,000    25,901,000
                               ===========   ===========

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

        Contingencies

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

        Seventy percent of the Company's loan portfolio is concentrated in real estate loans, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

        The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $4,720,000.


NOTE 13. Regulatory Matters

        The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2002, approximately $218,000 of dividends could be paid without regulatory approval.

        The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective provisions are not applicable to bank holding companies.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2002 and 2001, the Company and the Bank met all capital adequacy requirements to which they are subject.

        As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                  The Company and the Bank's actual capital amounts and ratios are presented in the following table.

                                                                                            To Be Well
                                                                      For Capital        Capitalized Under
                                                                       Adequacy         Prompt Corrective
                                                Actual                 Purposes         Action Provisions
                                         ----------------------   -------------------   -------------------
                                          Amount       Ratio       Amount      Ratio      Amount     Ratio
                                         ----------   ---------   ---------   -------   ---------   -------
                                                              (Dollars in Thousands)
                                         ------------------------------------------------------------------
December 31, 2002:
Total Capital to Risk Weighted Assets
   Consolidated                          $  22,038      14.67%    $ 12,018        8%    $    N/A       N/A
   Bank                                  $  21,132      14.08%    $ 12,008        8%    $ 15,010       10%
Tier I Capital to Risk Weighted Assets
   Consolidated                          $  20,159      13.42%    $  6,009        4%    $    N/A       N/A
   Bank                                  $  19,253      12.83%    $  6,004        4%    $  9,006        6%
Tier I Capital to Average Assets
   Consolidated                          $  20,159      11.42%    $  7,062        4%    $    N/A       N/A
   Bank                                  $  19,253      10.96%    $  7,025        4%    $  8,781        5%

December 31, 2001:
Total Capital to Risk Weighted Assets
   Consolidated                          $  14,428      12.09%    $  9,546        8%    $    N/A       N/A
   Bank                                  $  14,416      12.09%    $  9,543        8%    $ 11,929       10%
Tier I Capital to Risk Weighted Assets
   Consolidated                          $  13,179      11.04%    $  4,773        4%    $    N/A       N/A
   Bank                                  $  13,167      11.04%    $  4,772        4%    $  7,157        6%
Tier I Capital to Average Assets
   Consolidated                          $  13,179      10.78%    $  4,889        4%    $    N/A       N/A
   Bank                                  $  13,167      10.78%    $  4,887        4%    $  6,109        5%

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

        Other Borrowings: The fair values of the Company's fixed rate borrowings are estimated using discounted cash flow models based on the Company's incremental borrowing rate for similar types of borrowing arrangements. The carrying amounts of variable rate borrowings approximate their fair values.

        Accrued Interest: The carrying amounts of accrued interest approximate their fair values.

        Off-Balance-Sheet Instruments: Fair values of the Company's off-balance-sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company's off-balance-sheet instruments consist of nonfee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

        The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                                 December 31,
                                     ---------------------------------------------------------------------
                                                   2002                                2001
                                     ---------------------------------   ---------------------------------
                                          Carrying          Fair              Carrying           Fair
                                           Amount          Value               Amount            Value
                                     ----------------  ---------------   ---------------   ---------------
Financial assets:
   Cash, due from banks, interest-
      bearing deposits in banks,
      and funds sold                 $    10,790,660   $   10,790,660    $   20,097,382    $   20,097,382
   Securities available-for-sale          14,568,644       14,568,644           505,469           505,469
   Securities held-to-maturity               399,940          404,000           399,627           413,875
   Restricted equity securities              642,500          642,500           642,500           642,500
   Loans                                 140,285,090      143,148,200       111,493,321       112,895,768
   Accrued interest receivable             1,074,143        1,074,143           776,385           776,385
Financial liabilities:
   Deposits                              143,720,881      144,822,869       113,621,671       115,307,272
   Other borrowings                       10,277,917       10,250,000        12,850,000        12,850,000
   Accrued interest payable                  370,562          370,562           306,460           306,460

NOTE 15. SUPPLEMENTAL SEGMENT INFORMA

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

                                                                  INDUSTRY SEGMENTS
                                     ---------------------------------------------------------------------------------
        For the Year Ended            Commercial                                All
        December 31, 2002              Banking       Mortgage    Financial     Other      Eliminations      Total
-----------------------------------  -------------  ------------ ----------- -----------  ------------  --------------

Interest income                     $ 10,638,245      $     98   $       -   $  15,979     $     (98)   $ 10,654,224
Interest expense                       4,455,876             -           -           -           (98)      4,455,778
Net interest income                    6,182,369            98           -      15,979             -       6,198,446
Intersegment net interest
    income (expense)                         (98)           98           -           -             -               -
Other revenue from external
    sources                              757,887       205,860       6,112         943             -         970,802
Depreciation                             353,126             -           -           -             -         353,126
Provision for loan losses              1,019,658             -           -           -             -       1,019,658
Segment profit (loss)                    616,040       205,571       5,521     (62,722)            -         764,410
Segment assets                       175,316,393       212,637      12,902     815,290      (944,515)    175,412,707
Expenditures for premises and
    equipment                          1,359,644             -           -           -             -       1,359,644

                                                               INDUSTRY SEGMENTS
                               -----------------------------------------------------------------------------------
     For the Year Ended         Commercial                                   All
      December 31, 2001           Banking       Mortgage     Financial      Other     Eliminations       Total
------------------------------ --------------  -----------  -----------  ----------  -------------  --------------

Interest income                $  8,500,446    $     536    $     -      $    -        $    (536)   $  8,500,446
Interest expense                  4,360,200          -            -         1,004           (536)      4,360,668
Net interest income (expense)     4,140,246          536          -        (1,004)            -        4,139,778
Intersegment net interest
    income (expense)                   (536)         536          -           -               -              -
Other revenue from external
    sources                         514,074       46,218        4,953         -               -          565,245
Depreciation                        251,826          -            -           -               -          251,826
Provision for loan losses           568,279          -            -           -               -          568,279
Segment profit (loss)              (149,318)      46,754       (9,610)     (64,455)           -         (176,629)
Segment assets                  140,095,736       52,066        7,381       67,161       (87,220)    140,135,124
Expenditures for premises and
    equipment                     1,679,315          -            -           -               -        1,679,315

NOTE 16. SUPPLEMENTARY FINANCIAL DATA

        Components of other income and expenses in excess of 1% of total revenue are as follows:

                                                   Years Ended December 31,
                                                 --------------------------
                                                    2002            2001
                                                 ---------       ---------
Other income:
   Mortgage loan origination fees                $ 205,860       $  64,947
Other expenses:
   Legal and professional                          175,107         194,601
   Stationery and supplies                         196,634         211,104
   Data processing                                 317,806         237,568

NOTE 17. PARENT COMPANY FINANCIAL INFORMATION

        The following information presents the condensed balance sheets, statements of operations and cash flows of Chestatee Bancshares, Inc. as of and for the years ended December 31, 2002 and 2001:

                            CONDENSED BALANCE SHEETS

                                                        2002           2001
                                                    ------------   -----------


Assets
  Cash                                               $   780,828   $    21,308
  Investment in subsidiaries                          19,460,339    13,229,374
  Other assets                                            61,600        45,853
                                                     -----------   -----------

        Total assets                                 $20,302,767   $13,296,535
                                                     ===========   ===========

Liabilities, other                                   $    83,530   $   113,554

Stockholders' equity                                  20,219,237    13,182,981
                                                     -----------   -----------

        Total liabilities and stockholders' equity   $20,302,767   $13,296,535
                                                     ===========   ===========


                       CONDENSED STATEMENTS OF OPERATIONS

                                                                          2002         2001
                                                                      ----------    ---------

 Income:
     Interest Income                                                   $  15,979    $    --
   Dividends from subsidiary                                              45,000      145,000
   Other income                                                              943         --
                                                                       ---------    ---------
               Total income                                               61,922      145,000
                                                                       ---------    ---------

Expenses:
   Employee benefits                                                        --         29,460
   Interest                                                                 --          1,004
   Other                                                                  79,644       33,991
                                                                       ---------    ---------
               Total expenses                                             79,644       64,455
                                                                       ---------    ---------

               Income (loss) before income tax benefits and equity
                 in undistributed income (distributions in excess
                 of loss) of subsidiaries                                (17,722)      80,545

Income tax benefits                                                      (23,669)     (16,805)
                                                                       ---------    ---------

               Income (loss) before equity in undistributed
                 income (distributions in excess of
                 loss) of subsidiaries                                     5,947       97,350

Equity in undistributed income (distributions in excess subsidiaries
   of loss) of subsidiaries                                              524,177     (191,037)
                                                                       ---------    ---------

               Net income (loss)                                       $ 530,124    $ (93,687)
                                                                       =========    =========

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                   2002            2001
                                                                ----------     -----------

OPERATING ACTIVITIES
  Net income (loss)                                             $   530,124    $   (93,687)
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
        (Undistributed income) distributions in excess
              of loss of subsidiaries                              (524,177)       191,037
        Net other operating activities                              (15,746)            (3)
                                                                -----------    -----------

          Net cash provided by (used in) operating activities        (9,799)        97,347
                                                                -----------    -----------

INVESTING ACTIVITIES
  Investment in subsidiaries                                     (5,650,000)    (3,780,000)
                                                                -----------    -----------

          Net cash used in investing activities                  (5,650,000)    (3,780,000)
                                                                -----------    -----------

FINANCING ACTIVITIES
  Proceeds from (repayment of) other borrowings                        --          (50,000)
  Proceeds from sale of common stock                              6,419,319      3,750,000
                                                                -----------    -----------

          Net cash provided by financing activities               6,419,319      3,700,000
                                                                -----------    -----------

Net increase in cash                                                759,520         17,347

Cash at beginning of year                                            21,308          3,961
                                                                -----------    -----------

Cash at end of year                                             $   780,828    $    21,308
                                                                ===========    ===========

NOTE 18. STOCK OFFERING

The Company is offering to sell a maximum of 250,000 shares of its common stock at a price of $10.00 per share. As of December 31, 2002, 75,690 shares of common stock from this offering have been sold and issued.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         The Company and the Bank have had no changes in or disagreements with our independent auditors, Mauldin & Jenkins, LLC, during our two most recent fiscal years or any period since that time. Chestatee Financial and Chestatee Mortgage have had no changes in or disagreements with its independent auditors, Mauldin & Jenkins, LLC, since their inception.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
        WITH SECTION 16(a) OF THE  EXCHANGE ACT
        -------------------------  ------------

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

Directors
---------

         Ralph Millard Bowen, born April 6, 1942, is the owner of Bowen & Bowen Construction. He is a member of the Board of Directors of the Georgia Housing Financial Authority and the Georgia Department of Community Affairs. He is a principal of several real estate related business entities. He attended the University of Georgia and Reinhardt College. Mr. Bowen has served as a director of the Company and the Bank since their inception.

         Marcus Calvin Byrd, Jr., born June 1, 1953, is owner of Byrd's Mini-Storage and Byrd's U-Haul and Byrd's Intent Land Fill, Inc. He is a member of the Executive Board of the Boy Scouts of America. Mr. Byrd has served as a director of the Company and the Bank since their inception.

         Glennon C. Grogan, born July 20, 1939, is President of Grogan & Co., Inc. (25% owner) engaged in commercial sanitation services and sawdust sales. He is the Secretary/Treasurer of Etowah Environment Group, Inc. (50% owner) involved in waste management. He is a principal of several real estate ventures. Mr. Grogan has served as a director of the Company and the Bank since their inception. Mr. Grogan's brother, James H. Grogan, also serves as a director of the Company and the Bank.

         James H. Grogan, born July 1, 1943, is Corporate Secretary/Treasurer of Grogan & Co., Inc. (50% owner) engaged in commercial sanitation services and sawdust sales. He is the President of Etowah Environmental Group, Inc. (50% owner) engaged in waste management. He is a principal of several real estate ventures. Mr. Grogan has served as a director of the Company and the Bank since their inception. Mr. Grogan's brother, Glennon C. Grogan, is also a director of the Company and the Bank.

         Andrew M. ("Jack") Head, born May 22, 1953, is the past Chairman and Chief Executive Officer of Head Distributing Company (wholesale groceries). Mr. Head is in an advisory capacity with Fleming Company and is involved as an owner or director or both in the wholesale lumber and restaurant franchise businesses. He is a graduate of the University of Georgia. Mr. Head has served as a director of the Company and the Bank since their inception.

         John Philip Hester, Sr., born January 23, 1953, is the President and Chief Executive Officer of the Bank, Chestatee Financial and Chestatee Mortgage in addition to serving as a member of the Board of Directors. He served as President, Chief Executive Officer, and Director of the Waycross Company & Trust from 1987 to 1990 and has been engaged in the Banking business in various capacities since 1975. He was President, Chief Executive Officer, and Director of the First Community Bank of Dawsonville until his resignation to participate in organization of the Company. He is a graduate of the University of Georgia and has completed courses at the School of Banking of the South (Louisiana State University) and the University of Oklahoma Commercial Lending School. Mr. Hester has served as a director of the Company and the Bank since their inception.

         Bruce Todd Howard, born March 17, 1967, is President of BTH Investment and is the President and co-owner of The Lumber Depot d/b/a Coal Mountain Builders Supply. He is a member of the Gilmer County Homebuilders Association. Mr. Howard has served as a director of the Company and the Bank since their inception.

         David E. Johnson, born May 9, 1942, is President and owner of Sleeveco, Inc. (manufacturer of plastic packaging materials), which was a finalist in "Georgia Family Business of the Year 2002." Mr. Johnson has served as a director of the Company and the Bank since their inception. Mr. Johnson was the 2001 Businessman of the Year for Dawson County. In 2002, Mr. Johnson was elected as Chairman of the Board of Directors to succeed Mr. Wallace.

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

         Russell M. Wallace, born June 3, 1954, is a founding partner of The Wallace Investment Group, LLC, Tri-Vista Development Group, LLC, and Wallace Landscape Group, LLC. He is President of The Cupboard, LLC. He is a member of the Dahlonega Baptist Church, Dawson County Historical Society, Dawson County Council of the Arts and serves on the Board of Directors of Georgia Racing Hall of Fame. He attended the University of Georgia. Mr. Wallace resigned as Chairman of the Board of Directors of the Company and the Bank in 2002 but continues to serve as a director of the Company and the Bank as he has since their inception.

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

         Deborah F. McLeod, born July 23, 1959, serves as Senior Vice-President and Chief Financial Officer of the Company and the Bank. Ms. McLeod previously was employed by Citizens Bank of Forsyth, from December 17, 2001 until joining the Company in June 2002. Prior to that time, Ms. McLeod was employed by B B & T following its acquisition of Century South since August 1990. She graduated from North Georgia College in 1990.

         During the previous five years, none of our executive officers was the subject of a legal proceeding (as defined above) that is material to an evaluation of the ability or integrity of the executive officer.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

         Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company pursuant to Rule 16a-3(d) during the year ended December 31, 2002, no person, who at any time during the year was a director, executive officer or beneficial owner of more than 10% of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth the cash and cash equivalent forms of compensation received by the chief executive officer of the Company and its named executive officers in the fiscal year ended December 31, 2002, and all cash and cash equivalent forms of compensation received by the chief executive officer and all named executive officers of the Company as a group.

                                                      SUMMARY COMPENSATION TABLE

                                                                                                       LONG-TERM COMPENSATION

                                                                                                        AWARDS        PAYOUTS
  (a)                   (b)        (c)             (d)           (e)           (f)           (g)         (h)            (i)

NAME AND                                                    OTHER ANNUAL    RESTRICTED      OPTION       LTIP          OTHER
PRINCIPAL POSITION      YEAR       SALARY         BONUS     COMPENSATION   STOCK AWARDS      SARs      PAYOUTS      COMPENSATION

J. Philip Hester, Sr    2002      $150,525      $  6,272         --             --           --           --          $ 45,2491
CEO, President,         2001      $143,325      $  5,972         --             --         42,000         --          $ 18,3022
Director                2000      $136,500      $  5,688         --             --          8,000         --          $ 61,6333

James M. Curry          2002      $100,000      $  4,167         --             --         15,000         --          $ 15,4171
Executive VP            2001           N/A         $ N/A         N/A            N/A           N/A         N/A         N/A
                        2000           N/A         $ N/A         N/A            N/A           N/A         N/A         N/A

Deborah F. McLeod       2002      $100,000      $  4,167         --             --         10,000         --          $ 10,4061
CFO, Senior VP          2001           N/A         $ N/A         N/A            N/A           N/A         N/A         N/A
                        2000           N/A         $ N/A         N/A            N/A           N/A         N/A         N/A

1          The Company has accrued a deferred compensation expense under the defined contribution plan totaling $12,960, accrued a bonus totaling $27,847, and an automobile allowance totaling $2,938 and contributed to its 401(k) plan for eligible employees $4,442 for Mr. Hester during the fiscal year ended December 31, 2002. The Company has accrued a bonus totaling $15,417 and $10,406 for Mr. Curry and Ms. McLeod, respectively.

2          The Company has accrued a deferred compensation expense under the defined contribution plan totaling $3,240, a bonus totaling $7,500, and an automobile allowance totaling $2,938 and contributed to its 401(k) plan for eligible employees $4,624 for Mr. Hester during the fiscal year ended December 31, 2001.

3           The Company has accrued a bonus totaling $54,600 and an automobile allowance totaling $2,938 and contributed to its 401(k) plan for eligible employees $4,095 for Mr. Hester during the fiscal year ended December 31, 2000.

         The following table sets forth the individual grants of stock options made during the last fiscal year to each named executive officer.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                       NUMBER OF                   PERCENT OF TOTAL
                       SECURITIES UNDERLYING       OPTIONS/SARs GRANTED                               EXPIRATION
NAME                   OPTIONS/SARs GRANTED        IN FISCAL YEAR             EXERCISE PRICE          DATE

James M. Curry             15,000                        37%                      $10.00                1/1/12


Deborah F. McLeod          10,000                        24%                      $10.00                7/16/12

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

         Each director (other than Mr. Hester, an employee of the Company and the Bank) was granted an option to acquire 15,000 shares of our common stock in the year ended December 31, 2000 and 1,000 shares of our common stock each in the years ended December 31, 2001 and December 31, 2002. The options granted in 2000 have an exercise price of $8.00 per share and can be exercised at any time prior to October 17, 2010. The options granted in 2001 and 2002 have an exercise price of $10.00 per share and can be exercised at any time prior to January 1, 2011 and 2012, respectively. No director has as yet exercised his option. In addition, each director will be granted as of the first business day of each calendar year after December 31, 2002 an option to purchase an additional 1,000 shares of our common stock at an exercise price of no less than the average market price of the common stock on the date of the grant and exercisable within 10 years from the date of the grant.

Employment Agreements and Change in Control Agreements
------------------------------------------------------

         J. Philip Hester, Sr., President and Chief Executive Officer, as well as a director, of the Company, the Bank, Chestatee Financial and Chestatee Mortgage, entered into an Amended and Restated Employment Agreement with the Bank effective September 17, 2001 for a term ending December 31, 2004, with automatic renewals of one year each absent termination for death, disability, cause, termination without cause or voluntary resignation. Mr. Hester's base salary from the effective date is $143,325, increasing 5% annually beginning January 1, 2002. In addition to the base salary, Mr. Hester will receive a performance bonus based upon a criteria established by the Compensation

Committee of the Board of Directors during the last calendar quarter of each fiscal year for the subsequent year. The Board of Directors approved retirement benefits for Mr. Hester funded through the purchase of life insurance policies on his life. The balance of the policy cash surrender values included in other assets at December 31, 2002 is $628,910 and the income recognized on the policies amounted to $30,549 for the year ended December 31, 2002. The deferred compensation liability was $16,200 and expense recognized was $12,960 at and for the year ended December 31, 2002. Mr. Hester is also entitled to certain additional benefits, including an automobile allowance, a $1 million term life insurance policy, annual paid vacation, healthcare insurance and disability insurance.

         As a condition of employment, Mr. Hester was required to purchase at least 10,000 shares of the Bank's common stock. The shares were converted to shares of the Company by virtue of the merger of the Company and the Bank on March 31, 2000. Mr. Hester was granted an option to purchase 42,000 shares of our common stock. The exercise price of the options is $8 per share, the fair market value per share of our common stock at the time the options were granted, payable in cash. The option expires ten years after the date earned. As of December 31, 2002, Mr. Hester had already earned options to acquire up to 16,000 shares of the common stock under his original employment agreement after giving effect to the two-for-one stock split in October 2000. A liability and an expense of $33,760 was recorded for the year ended December 31, 2001 to reflect the difference between the grant price of the options and the fair value of our common stock. These options have a weighted-average exercise price of $4.89 and expire in ten years. The weighted-average fair value of the options earned was $7.00.

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

         The Board of Directors has the authority to determine which employees will receive a grant, the time or times when such grant will be made, whether an incentive stock option or a nonstatutory option will be granted, and the number of shares of common stock which may be issued under each option. The aggregate number of shares of common stock that may be issued under the Employee Plan (upon exercise of options) cannot generally exceed 100,000 shares. The number of shares that are subject to options at any time under the Employee Plan cannot exceed the number of shares that then remain available for issuance under the

Employee Plan. In the event that any outstanding option for any reason expires or is canceled or otherwise terminated, the shares allocable to the unexercised portion of such option shall again be available for the purposes of the Employee Plan. Shares issued under the Employee Plan that are reacquired by us pursuant to any forfeiture provision, right of repurchase or right of first refusal, such shares will again generally be available for the purposes of the Employee Plan. Other than the 15,000 shares granted to Mr. Curry and the 10,000 shares granted to Ms. McLeod under the Employee Plan, no other named executive officer has been granted options under the plan for the year ended December 31, 2002.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         The following table sets forth certain information with respect to the beneficial ownership as of February 28, 2003, of shares of our common stock by the following persons:

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


Name and Address                   Amount and Nature of         Percent of Class
of Beneficial Owner                Beneficial Ownership
-------------------                --------------------         ----------------

Ralph Millard Bowen                      128,196 4                    4.14%
5072 Bristol Industrial Way
Buford, Georgia  30518

Marcus C. Byrd, Jr.                      136,192 5                    4.39%
1661 Highway 9 South
Dawsonville, Georgia  30534

----------
1     Includes 17,000 shares available upon exercise of his options but excludes
20,000 shares owned by Mr. Bowen's spouse, 3,000 shares owned each by Mr. Bowen's two adult daughters, and 2,000 shares owned each by Mr. Bowen's three adult sons and another daughter, for which he disclaims beneficial ownership

2     Includes 17,000 shares available upon exercise of his options and 20,000 shares held in trust by Mr. Byrd in his individual retirement account and 7,092 shares held by an affiliate, Byrd Howard Properties. The figure excludes 2,000 shares owned by Mr. Byrd's spouse for which he disclaims beneficial ownership, but includes 2,100 shares held as custodian for his son and daughter.

Name and Address                   Amount and Nature of         Percent of Class
of Beneficial Owner                Beneficial Ownership
-------------------                --------------------         ----------------

James M. Curry                          5,000 6                      0.16%
312 Point Olympus Drive
Gainesville, Georgia  30506

Glennon C. Grogan                      78,126 7                      2.52%
6060 Jewell Bennett Road
Dawsonville, Georgia  30534

James H. Grogan                        81,206 8                      2.62%
4215 Dahlonega Highway
Cumming, Georgia  30130

Andrew M. Head                        118,646 9                      3.83%
2928 Ridgewood Road
Atlanta, Georgia  30327

J. Philip Hester, Sr.                  76,763 5                      2.49%
32 Lakeshore Circle
Dawsonville, Georgia  30534

Bruce T. Howard                       110,092 6                      3.55%
5120 Christopher Hollow
Alpharetta, Georgia  30004

David E. Johnson                      176,446 7                      5.69%
260 Gold Leaf Terrace
Dawsonville, Georgia  30534
----------
1      Mr. Curry's shares are available upon exercise of his options.

2      Includes 17,000 shares available upon exercise of his options but excludes 415 shares owned jointly by Mr. Grogan and his son, and 415 shares owned jointly by Mr. Grogan and his daughter.

3      Includes 17,000 shares available upon exercise of his options and 3,000 shares owned jointly by Mr. Grogan and his spouse.

4      Includes 17,000 shares available upon exercise of his options and 200 shares owned by his son but excludes 2,000 shares owned by Mr. Head's spouse and 200 shares owned each by his two adult daughters, for which Mr. Head disclaims beneficial ownership.

5      Includes 44,000 shares available upon exercise of his options as well as
29,870 shares held in an individual retirement account for his benefit and 2,063 shares held jointly with Mr. Hester's spouse.

6      Includes 17,000 shares available upon exercise of his options as well as
50,000 shares held jointly with his spouse, 36,000 shares held as custodian for the benefit of his minor children and 7,092 shares held by an affiliate, Byrd Howard Properties.

7      Includes 17,000 shares available upon exercise of his options as well as
88,000 shares held in an individual retirement account.

Name and Address                   Amount and Nature of         Percent of Class
of Beneficial Owner                Beneficial Ownership
-------------------                --------------------         ----------------

William A. McRae                         100,946 1                    3.26%
499 Johnson Ferry Road
Atlanta, Georgia  30328

Deborah F. McLeod                          1,600                      0.05%
33 Sheep Wallow Road
Dahlonega, Georgia  30533

Kim M. Mills                              41,446 2                    1.34%
57 Brights Way
Dawsonville, Georgia  30534

James W. Walden                           48,196 3                    1.55%
262 Jack Walker Road
Dahlonega, Georgia  30533

Russell M. Wallace                       154,196                      4.97%
77 Old River Road
Dahlonega, Georgia  30533

All executives officers and directors  1,257,051                     40.55%
as a group (14 persons)

To the knowledge of the Company, no other persons own more than 5% of the common stock. Each of the persons listed in the above table has the right to acquire beneficial ownership of shares of the Company as provided in each footnote within sixty days of December 31, 2002 such shares included in his beneficial ownership pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934.


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

----------
1      Includes 17,000 shares available upon exercise of his options as well as
12,500 shares held in the McRae and Stolz Money Purchase Pension Plan.

2      Includes 17,000 shares available upon exercise of his options, 1,050 shares held jointly with a family member, and 1,000 shares owned by his minor daughter but excludes 1,000 shares owned each by Ms. Mills' two adult daughters, for which Ms. Mills disclaims beneficial ownership.

3      Includes 17,000 shares available upon exercise of his options but excludes 200 shares owned by Mr. Walden's adult daughter for which he disclaims beneficial ownership.

         As of December 31, 2002, we had outstanding loans to certain of our directors, executive officers and relatives of such persons and their associates, which aggregated approximately $16,051,000. This represented approximately 79% of our $20,219,000 equity capital accounts. The Company entered into a lease agreement for the lease of facilities for the Bank with BDR Enterprises, Inc., an entity owned by Mr. Wallace, in November 2000. The lease payments total approximately $46,000 annually. That lease expired in February 2002 and was not renewed. The Bank has also entered an agreement for the lease of facilities adjacent to the Bank with CSB Partners, LLP, an entity owned by all of our directors. The lease payments total approximately $40,500 annually. The initial term expires in December 2003. We have not otherwise transacted within the previous two years, nor do we expect to transact in the immediate future, any business with any director, principal officer, or principal shareholder which exceeds 10% of our equity capital accounts or $5 million, whichever is less.


ITEM 14.  CONTROLS AND PROCEDURES
---------------------------------

         Based upon an evaluation of our disclosure controls and procedures within ninety days prior to the filing of this annual report pursuant to Rule 13a-14 of the Exchange Act, under the supervision and with the participation of management, our President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's Exchange Act filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

Index to Exhibits
-----------------

Number            Description                                             Page
------            -----------                                             ----

   3.1            Articles of Incorporation
   3.2            Bylaws
  10.2            Data Processing Contract
  10.3            International Services Agreement
  10.4            Employment Agreement
  10.5            Lease Agreement
  10.6            2000 Non-Employee Stock Option Plan
  10.7            2000 Employee Stock Option Plan
  10.8            Form of Non-Employee Stock Option Agreement
  10.9            Employee Stock Option Agreement
  10.10           Broker's Payee Contract
  10.11           Securities Brokerage Agreement
  10.12           Career Agency Banking Contract
  10.13           Subscription Agreement
  10.14           Operating Agreement
  10.15           Lease Agreement
  10.16           Lease Agreement
  11              Statement re: Computation of Per Share Earnings
  21              Subsidiaries of the Registrant
  23.1            Consent of Mauldin & Jenkins, LLC
  24.1            Power of Attorney
  99.1            Certification

Description of Exhibits
-----------------------

     3.1         Articles of Incorporation of Chestatee Bancshares, Inc. (1)
     3.2         Bylaws of Chestatee Bancshares, Inc. (1)
    10.2 Data Processing Contract between Chestatee State Bank and its successors, dated January 20, 1998 (2)
    10.3 International Services Agreement between Chestatee State Bank and The Bankers Bank, dated April, 27, 1998 (2)
    10.4 Amended and Restated Employment Agreement dated September 17, 2001 between J. Philip Hester, Sr. and Chestatee Bancshares and Chestatee State Bank (2)
    10.5 Lease Agreement between BDR Properties, LLC and Chestatee State Bank, dated November 1, 2000 (1)
    10.6         2000 Non-Employee Stock Option Plan (2)
    10.7         2000 Employee Stock Option Plan (2)

    10.8         Form of Non-Employee Stock Option Agreement (2)
    10.9         Employee Stock Option Agreement between J.Philip Hester, Sr.and
                 Chestatee Bancshares and Chestatee State Bank(2)
    10.10        Broker's Payee Contract between MML Insurance Agency, Inc. and
                 Chestatee Financial, Inc. (4)
    10.11        Securities Brokerage Agreement between Chestatee Financial,
                 Inc. and Agreement with MML Investors Services, Inc. (4)
    10.12        Career Agency System  Banking  Contract  between  Chestatee
                 Bancshares, Inc., Stephen Squires, and the Massachusetts Mutual
                 Life Insurance Company (4)
    10.13        Subscription Agreement between Chestatee Residential Mortgage,
                 Inc. and Guaranty Mortgage Services, LLC, Guaranty First
                 Mortgage,  LLC and Shelter Mortgage Corporation (4)
    10.14        Operating Agreement between Chestatee Residential Mortgage,
                 Inc. and Guaranty Mortgage Services, LLC, Guaranty First
                 Mortgage, LLC and Shelter Mortgage Corporation (4)
    10.15        Lease between Chestatee State Bank and Norman Adams dated
                 July 12, 2001 (4)
    10.16        Lease Agreement between Chestatee State Bank and CSB Partners,
                 LLP dated January 1, 2001 (4)
    11           Statement re: Computation of Per Share Earnings
    21           Subsidiaries of the Registrant(3)
    23.1         Consent of Mauldin & Jenkins, LLC
    24.1         Power of Attorney dated March 28, 2003  executed by officers and a majority of directors of Chestatee State Bank
    99.1         Certification Pursuant to 18 U.S.C. Section  1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed March 29, 2000.
(2) Incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the SEC on October 16, 2001.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed May 14, 2001. (4) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed March 29, 2002.

Reports On Form 8-K
-------------------

         There was no Form 8-K filing during the last quarter of the year ended December 31, 2002.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CHESTATEE STATE BANK


                         BY:   /s/J. Philip Hester, Sr.
                               ------------------------
                               J. Philip Hester, Sr., Chief Executive Officer, President and Director

                         DATE: March 28, 2003


                         BY:   /s/Deborah F. McLeod
                               --------------------
                               Deborah F. McLeod, Chief Financial Officer
                               and Senior Vice President

                         DATE: March 28, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/J. Philip Hester, Sr.
------------------------
J. Philip Hester, Sr.
Chief Executive Officer, President and
Director (principal executive officer)
March 28, 2003

/s/Ralph Millard Bowen
----------------------
Ralph Millard Bowen
Director
March 28, 2003

/s/Marcus C. Byrd, Jr.
----------------------
Marcus C. Byrd, Jr.
Director
March 28, 2003

/s/Glennon C. Grogan
--------------------
Glennon C. Grogan
Director
March 28, 2003

/s/James H. Grogan
------------------
James H. Grogan
Secretary and Director
March 28, 2003

/s/Deborah F. McLeod
--------------------
Deborah F. McLeod
Chief Financial Officer (principal
accounting officer) and Senior Vice
President
March 28, 2003

/s/Andrew M. Head
-----------------
Andrew M. Head
Director
March 28, 2003

/s/Bruce T. Howard
------------------
Bruce T. Howard
Director
March 28, 2003

/s/David E. Johnson
-------------------
David E. Johnson
Chairman of the Board of Directors
March 28, 2003

/s/William A. McRae
-------------------
William A. McRae
Director
March 28, 2003

/s/Kim M. Mills
--------------
Kim M. Mills
Director
March 28, 2003

/s/James W. Walden
------------------
James W. Walden
Director
March 28, 2003

/s/Russell M. Wallace
---------------------
Russell M. Wallace
Director
March 28, 2003

                                 CERTIFICATIONS

           (Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,
                             15 U.S.C. Section 78m)

I, J. Philip Hester, Sr., President and Chief Executive Officer of Chestatee Bancshares, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Chestatee Bancshares, Inc. for the year ended December 31, 2002.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 28, 2003           By: /s/J. Philip Hester, Sr.
                                      ------------------------
                                      J. Philip Hester, Sr., President and CEO
                                      (Principal Executive Officer)

           (Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,
                             15 U.S.C. Section 78m)

I, Deborah F. McLeod, Chief Financial Officer and Treasurer of Chestatee Bancshares, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Chestatee Bancshares, Inc. for the period ended December 31, 2002.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 28, 2003         BY: /s/Deborah F. McLeod
                                    --------------------
                                    Deborah F. McLeod, CFO and Treasurer
                                    (Principal Financial and Accounting Officer)