Form 10QSB
period 2003-03-31
CHESTATEE BANCSHARES INC
filed 2003-05-15
CIK 1111196

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      March 31, 2003

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

                   6639 Highway 53 East, Dawsonville, Georgia
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2003: 3,100,000; no par value.

Transitional Small Business Disclosure Format      Yes       No  X
                                                                ---

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

             Consolidated Balance Sheet - March 31, 2003.......................3

             Consolidated Statements of Income and Comprehensive Income
              Three Months Ended March 31, 2003 and 2002.......................4

             Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 2003 and 2002.......................6

             Notes to Consolidated Financial Statements........................7

          Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations..........9

          Item 3.  Controls and Procedures....................................16


PART II.  OTHER INFORMATION

          Item 1 - Legal Proceedings..........................................17

          Item 2 - Changes in Securities and Use of Proceeds..................17

          Item 4 - Submission of Matters to a Vote of Security Holders........18

          Item 6 - Exhibits and Reports on Form 8-K...........................18

          Signatures..........................................................19

          Certifications......................................................20

                         PART I - FINANCIAL INFORMATION
ITEM I.     FINANCIAL STATEMENTS

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (Unaudited)

                                     Assets
                                     ------

Cash and due from banks                                     $  4,208,070
Interest-bearing deposits in banks                             1,379,405
Federal funds sold                                            20,714,000
Securities available-for-sale, at fair value                   9,181,649
Restricted equity securities                                     742,500

Loans                                                        149,908,506
Less allowance for loan losses                                 2,294,832
                                                            ------------
          Loans, net                                         147,613,674
                                                            ------------

Premises and equipment                                         6,383,689
Other assets                                                   2,548,277
                                                            ------------

          Total assets                                      $192,771,264
                                                            ============

                      Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing                                     $ 15,492,463
    Interest-bearing                                         139,440,737
                                                            ------------
          Total deposits                                     154,933,200
Other borrowings                                              14,850,000
Other liabilities                                                831,815
                                                            ------------
          Total liabilities                                  170,615,015
                                                            ------------

Commitments and contingencies

Stockholders' equity
    Common stock, no par value; 20,000,000 shares
      authorized; 3,100,000 shares issued and outstanding     21,361,813
    Retained earnings                                            740,218
    Accumulated other comprehensive income                        54,218
                                                            ------------
          Total stockholders' equity                          22,156,249
          Total liabilities and stockholders' equity        $192,771,264

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                                      Three Months
                                                                           Ended
                                                                         March 31,
                                                                -----------    -----------
                                                                    2003           2002
                                                                -----------    -----------
Interest income
    Loans                                                       $ 2,642,635      2,276,734
    Taxable securities                                              107,058         31,186
    Federal funds sold                                               36,851         64,773
    Interest-bearing deposits in banks                                9,374         12,453
                                                                -----------    -----------
              Total interest income                               2,795,918      2,385,146
                                                                -----------    -----------

Interest expense
    Deposits                                                        924,553      1,051,418
    Other borrowings                                                 92,753         88,988
                                                                -----------    -----------
              Total interest expense                              1,017,306      1,140,406
                                                                -----------    -----------

              Net interest income                                 1,778,612      1,244,740
Provision for loan losses                                           177,314        134,129
                                                                -----------    -----------
              Net interest income after
                provision for loan losses                         1,601,298      1,110,611
                                                                -----------    -----------

Other income
      Service charges and fees                                      185,987        128,177
      Other operating income                                         96,758         59,888
                                                                -----------    -----------
              Total other income                                    282,745        188,065
                                                                -----------    -----------

Other expenses
    Salaries and employee benefits                                  815,850        653,008
    Occupancy and equipment expenses                                281,905        163,076
    Other operating expenses                                        472,919        428,421
                                                                -----------    -----------
              Total other expenses                                1,570,674      1,244,505
                                                                -----------    -----------

              Net income before income taxes                        313,369         54,171

Income tax expense                                                  113,494         19,085
                                                                -----------    -----------

              Net income                                            199,875         35,086
                                                                -----------    -----------

Other comprehensive loss:
     Unrealized losses on securities
         available-for-sale arising during period, net of tax        (5,963)       (32,620)
                                                                -----------    -----------

Comprehensive income                                            $   193,912    $     2,466
                                                                ===========    ===========

Basic earnings per share                                        $      0.07    $      0.02
                                                                ===========    ===========

Diluted earnings per share                                      $      0.07    $      0.02
                                                                ===========    ===========

Cash dividends per share                                        $      --      $      --
                                                                ===========    ===========

See Notes to Consolidated Financial Statements.

                            CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                             THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                            (Unaudited)

                                                                        2003           2002
                                                                   ------------    ------------
OPERATING ACTIVITIES
    Net income                                                     $    199,875    $     35,086

    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                    172,319          73,592
        Provision for loan losses                                       177,314         134,129
        Increase in interest receivable                                 128,581         (22,032)
        Increase (decrease) in interest payable                         (11,350)         24,097
        Other operating activities                                     (392,277)        (95,953)
                                                                   ------------    ------------

              Net cash provided by operating activities                 274,462         148,919
                                                                   ------------    ------------

INVESTING ACTIVITIES
    Net increase in interest-bearing deposits in banks                  (50,864)     (3,468,378)

    Net (increase) decrease in federal funds sold                   (14,768,000)      8,755,000

    Purchases of securities available-for-sale                       (5,192,880)     (8,976,367)

    Proceeds from maturities of securities available-for-sale        10,470,299            --
    Proceeds from maturities of securities held-to-maturity             399,940            --
    Net increase in loans                                            (7,505,898)    (10,647,814)

    Purchase of premises and equipment                                 (490,527)       (313,109)
                                                                   ------------    ------------

              Net cash used in investing activities                 (17,137,930)    (14,650,668)
                                                                   ------------    ------------

FINANCING ACTIVITIES
    Net increase in deposits                                         11,212,319       7,382,812

    Net proceeds from (repayments of) other borrowings                4,600,000
    Net increase in subscription deposits
                                                                           --         3,495,630
    Proceeds from sale of common stock                                1,743,100       2,250,000
    Stock issue costs                                                      --           (57,156)
                                                                   ------------    ------------

              Net cash provided by financing activities              17,555,419      13,071,286
                                                                   ------------    ------------

Net increase (decrease) in cash and due from banks                      691,951      (1,430,463)


Cash and due from banks, beginning of period                          3,516,119       3,479,452
                                                                   ------------    ------------

Cash and due from banks, end of period                             $  4,208,070    $  2,048,989
                                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for:
          Interest                                                 $  1,028,656    $  1,116,309


          Income taxes                                             $    479,426    $       --

    Principal balances of loans transferred to other real estate   $          0    $       --


    Financed sales of other real estate owned                      $          0    $       --

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

         The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  STOCK COMPENSATION PLANS

         At March 31, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The Company also has remaining options outstanding that were granted to certain executive officers under employee agreements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          2003       2002
                                                       ---------   --------

Net income, as reported                                $ 199,875   $ 35,086
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects   22,871       --
                                                       ---------   --------
Pro forma net income                                   $ 177,004   $ 35,086
                                                       =========   ========
Earnings per share:
   Basic - as reported                                 $     .07   $   .02
                                                       =========   ========
   Basic - pro forma                                   $     .06   $   .02
                                                       =========   ========
   Diluted - as reported                               $     .07   $   .02
                                                       =========   ========
   Diluted - pro forma                                 $     .06   $   .02
                                                       =========   ========

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3.  STOCK OFFERINGS

         As of March 24, 2003, the Company completed an offering of its common stock, selling 250,000 shares (75,690 shares in 2002 and 174,310 shares in 2003) at a price of $10.00 per share.

         As of March 31, 2002, the Company was in process of selling 350,000 shares of common stock at a price of $10.00 per share. Proceeds totaling $3,495,630 representing the sale of 349,563 shares were included in the March 31, 2002 balance sheet in interest-bearing deposits in banks with a corresponding amount reported as subscription deposits.

         In a previous offering, the Company sold 600,000 shares of its common stock (225,000 shares in 2002 and 375,000 shares in 2001) at a price of $10.00 per share.


NOTE 4.  CURRENT ACCOUNTING DEVELOPMENTS

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

Forward Looking Statements

Certain of the statements made herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") are forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," "intend," or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 as filed on our annual report on Form 10-KSB.

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

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of March 31, 2003, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At March 31, 2003, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                           Actual
                                 ---------------------------
                                                                       Minimum
                                                                     Regulatory
                                 Consolidated         Bank           Requirement
                                 ------------        -------         -----------

Leverage capital ratios             12.01 %          11.87 %            4.00 %
Risk-based capital ratios:
   Core capital                     13.50            13.33              4.00
   Total capital                    14.75            14.58              8.00

These ratios may decline as asset growth continues, but are expected to exceed the minimum regulatory requirements. Future earnings and proceeds from our stock offerings will assist in keeping these ratios at satisfactory levels.

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


                                               March 31, 2003
                                           ----------------------
                                           (dollars in thousands)
                                           ----------------------

  Commitments to extend credit                 $   28,995
  Letters of credit                                 1,569
                                               ------------
                                               $   30,564
                                               ============

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                            March 31,    December 31,
                                              2003           2002
                                          ----------     -----------
                                            (Dollars in Thousands)
                                          --------------------------

Cash and due from banks                   $    4,208      $    3,516
Interest-bearing deposits in banks             1,379           1,329
Federal funds sold                            20,714           5,946
Securities                                     9,924          15,612
Loans, net                                   147,614         140,285
Premises and equipment                         6,384           6,065
Other assets                                   2,548           2,660
                                          -----------     -----------
                                          $  192,771      $  175,413
                                          ===========     ===========

Deposits                                  $  154,933      $  143,721
Other borrowings                              14,850          10,250
Other liabilities                                832           1,223
Stockholders' equity                          22,156          20,219
                                          -----------     -----------
                                          $  192,771      $  175,413
                                          ===========     ===========

Our total assets grew by 10% for the first quarter of 2003. Deposit growth of $11.2 million and proceeds from the sale of common stock of $1.7 million was primarily invested in loans. Our ratio of loans to deposits and other borrowings has decreased to 88% at March 31, 2003 from 92% at December 31, 2002, as deposit growth outpaced loan growth during the first quarter. Our total equity increased by approximately $1.9 million, consisting of year-to-date net income of $200,000, proceeds from the sale of common stock of $1.7 million, and decreased unrealized gains on securities available-for-sale, net of tax, of $6,000.

Results of Operations For The Three Months Ended March 31, 2003 and 2002

Following is a summary of our operations for the periods indicated:

                                       Three Months Ended
                                            March 31,
                                      ---------------------
                                         2003        2002
                                      ---------    --------
                                      (Dollars in Thousands)
                                      ---------------------

Interest income                       $  2,796     $  2,385

Interest expense                         1,017        1,140
                                      ---------    ---------

Net interest income                      1,779        1,245

Provision for loan losses                  177          134

Other income                               282          188

Other expense                            1,571        1,245
                                      ---------    ---------

Pretax income                              313           54

Income taxes                               113           19
                                      ---------    ---------

Net income                            $    200     $     35
                                      =========    =========

Our net interest income has increased by $534,000 during the first quarter of 2003 as compared to the same period in 2002. Our net interest margin increased to 4.14% during the first quarter of 2003 as compared to 3.60% during the first quarter of 2002 and to 4.03% for the entire year of 2002. The increase in net interest income is due primarily to the increased volume of average loans outstanding. The increase in net interest margin is largely due to fixed rate time deposits that have matured and repriced to a lower rate over the past twelve months. Yields earned on loans have decreased to 7.28% in the first quarter of 2003 as compared to 7.70% in the first quarter of 2002. The cost of funds has decreased as well, as deposits have been able to be repriced as they have matured. Our cost of funds decreased to 2.81% in the first quarter of 2003 as compared to 3.79% in the first quarter of 2002.

The provision for loan losses increased by $43,000 in the first quarter of 2003 as compared to the same period in 2002. The amounts provided are due to loan growth, increased net loan charge-offs, increased nonaccrual, past due and potential problem loans and to our assessment of the inherent risk in the portfolio. Nonaccrual loans of $309,000 at March 31, 2003 consist of $165,000 of commercial loans, $84,000 of real estate loans and $60,000 of other consumer loans. Loans past due ninety days or more and still accruing interest of

$100,000 at March 31, 2003 consists of real estate loans of $49,000 and other consumer loans of $51,000. Potential problem loans consist of one commercial loan. These loans were identified through our loan evaluation process and have been properly considered in the determination of the allowance for loan losses. Management believes that the approximately $2.3 million in the allowance for loan losses at March 31, 2003, or 1.53% of total net outstanding loans, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Information with respect to nonaccrual, past due, restructured, and potential problem loans at March 31, 2003 and 2002 is as follows:

                                                                          March 31,
                                                                 -------------------------
                                                                    2003           2002
                                                                 -------------------------
                                                                   (Dollars in Thousands)
                                                                 -------------------------
Nonaccrual loans                                                  $  309           $1,077
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                          100              113
Restructured loans                                                    -                -
Potential problem loans                                            1,909              106
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                        25               18
Interest income that was recorded on nonaccrual and                   -                -
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

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. Management is not aware of any information that causes it to have serious doubts as to the ability of borrowers to comply with the loan repayment terms.

Information regarding certain loans and allowance for loan loss data through March 31, 2003 and 2002 is as follows:

                                                                      Three Months Ended
                                                                           March 31,
                                                                    ----------------------
                                                                       2003        2002
                                                                    ---------    ---------
                                                                     (Dollars in Thousands)
                                                                    ----------------------

Average amount of loans outstanding                                 $ 147,303    $ 118,288
                                                                    =========    =========

Balance of allowance for loan losses at beginning of period         $   2,126    $   1,252
                                                                    ---------    ---------

Loans charged off
   Commercial and financial                                              --           --
   Real estate mortgage                                                  --           --
   Installment                                                              8         --
                                                                    ---------    ---------
                                                                            8         --
                                                                    ---------    ---------

Loans recovered
   Commercial and financial                                              --           --
   Real estate mortgage                                                  --           --
   Installment                                                           --              1
                                                                    ---------    ---------
                                                                         --              1
                                                                    ---------    ---------

Net charge-offs (recoveries)                                                8           (1)
                                                                    ---------    ---------

Additions to allowance charged to operating expense during period         177          134
                                                                    ---------    ---------

Balance of allowance for loan losses at end of period               $   2,295    $   1,387
                                                                    =========    =========

Ratio of net loans charged off during the period to
   average loans outstanding                                              .01%          -%
                                                                    =========    =========

The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a loan classification program. Under the program, as each loan is made we assign a loan grade. Each loan grade is assigned an allowance percentage based on our experience specifically and the historical experience of the banking industry generally. Loan classifications are then subject to periodic review by the responsible lending officers and by senior management based upon their judgment, our loan loss experience, current economic conditions that may affect the borrowers' ability to repay, lender requirements, the underlying collateral value of the loans and other appropriate information. Management relies predominantly on this ongoing review of the loan portfolio to assess the risk characteristics of the portfolio in the aggregate and to determine adjustments, if any, to our allowance for loan losses. Based upon this ongoing review, we may identify loans that could be impaired. A loan is considered impaired when it is probable that we will be unable to collect all principal and interest due in accordance with the contractual terms of the loan agreement. When we identify a loan as impaired, the allowance for loan losses is increased if we determine that the amount of impairment is in excess of the allowance determined under our loan classification program. We maintain an allowance for loan losses of no less than 1.0% of outstanding loans at all times.

Other income has increased in the first quarter of 2003 as compared to the same period in 2002 by $94,000, due primarily to increased service charges on deposit accounts of $58,000 and gain on sale of loans of $20,000.

Other expenses increased in the first quarter of 2003 as compared to the same period in 2002 by $326,000, due to increased salaries and employee benefits of $163,000, increased equipment and occupancy expenses of $118,000, and increased other operating expenses of $45,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 65 at March 31, 2003 from 60 at March 31, 2002 and to other annual salary increases. The increase in the number of employees is due to hiring additional officers to staff a new branch scheduled to open in May, 2003 and to our overall growth. The increases in equipment and occupancy expenses and other operating expenses are due to our overall growth.

We have recorded income tax expense of $113,000 in the first quarter of 2003 as compared to $19,000 in the first quarter of 2002. The rate of tax as a percentage of pretax income was 36% and 35%, respectively.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3.  Controls and Procedures

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

                           PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings

The Bank brought an action on March 5, 2001 in the Superior Court for Dawson County, State of Georgia, against Terri and Woody Reece to recover amounts due following default on a promissory note. The Bank seeks to recover the balance due of $66,205, plus interest. The Reeces, husband and wife, filed an answer on April 9, 2001 denying owing any money to the Bank. In addition, the Reeces filed a counterclaim against the Bank for deliberate and intentional infliction of emotional distress for a sum not less than $1 million and for unstipulated punitive damages. The Bank denies any wrongdoing and prevailed on both the suit on the promissory note and the dismissal of the counterclaim on summary judgment. The Reeces appealed, that appeal rejected and the original holding affirmed by the Georgia Court of Appeals. The Reeces have subsequently filed an appeal with the Georgia Supreme Court. That appeal is pending.


Management is not aware of any other material pending legal proceedings to which the Company, the Bank, Chestatee Financial or Chestatee Mortgage are a party or to which any of their property is subject, other than ordinary routine legal proceedings incidental to our business.


ITEM 2.  Changes in Securites and Use of Proceeds

The Company offered, on a best efforts basis, 250,000 shares of its no par value common stock at an aggregate offering price of $2.5 million pursuant to a registration statement on Form SB-2 (Commission No. 333-100154) declared effective October 25, 2002. We disclose the following information in connection with the offering pursuant to Rule 463 of the Securities Act of 1933, as amended:

     (a) The offering period for the shares commenced on or about October 25, 2002 and ended when all of the shares of the common stock were sold on March 24, 2003. The Company during the pendency of the offering sold 250,000 shares at $10 per share (75,690 shares in 2002 and 174,310 shares in 2003) for an aggregate offering price of $2.5 million.

     (b) Our officers offered and sold the shares without the assistance of an underwriter and for no additional compensation.

     (c) From October 25, 2002 until March 24, 2003, the effective date of the registration statement until the end of the reporting period, the amount of expenses incurred by the Company in connection with the issuance and distribution common stock is, based upon reasonable estimates as follow:

           underwriting discounts and commissions............................$ 0 finders' fees.....................................................$ 0 expenses paid to or for underwriterrs.............................$ 0 other expenses...............................................$ 33,845

           Total expenses...............................................$ 33,845

There were no selling shareholders and no expenses incurred on behalf of any selling shareholders. None of the expenses of the offering constitute direct or indirect payments to directors, officers or general partners, or associates thereof, persons owning 10% or more of any class of securities or any affiliates of the Company.

     (d) The net proceeds to the Company of the offering after deducting the expenses listed above is $2,466,155.

     (e) From October 25, 2002 through March 31, 2003, the Company has applied the $2,466,155 net proceeds from the offering to investments in short term securities pending use for the Bank's loan portfolio and other growth and expansion of the Bank in the foreseeable future. None of the uses of the proceeds of the offering constitute direct or indirect payments to directors, officers or general partners, or associates thereof, persons owning 10% or more of any class of securities or any affiliates of the Company.


ITEM 4.  Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of the shareholders of the Company as of March 31, 2003.

ITEM 6.  Exhibits And Reports On Form 8-K

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


                           CHESTATEE BANCSHARES, INC.
                                  (Registrant)



DATE:  May 14, 2003                BY: /s/ J. Philip Hester, Sr.
       ------------                    -------------------------
                                   J. Philip Hester, Sr., President and C.E.O.
                                   (Principal Executive Officer)


DATE:  May 14, 2003                BY: /s/ Deborah F. McLeod
       ------------                    -------------------------
                                   Deborah F. McLeod, C.F.O. and Treasurer
                                   (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

           (Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,
                             15 U.S.C. Section 78m)

I, J. Philip Hester, Sr., President and Chief Executive Officer of Chestatee Bancshares, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Chestatee Bancshares, Inc. for the period ended March 31, 2003.

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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




Date:  May 14, 2003                /s/ J. Philip Hester, Sr.
       ------------                -------------------------
                                   J. Philip Hester, Sr., President and CEO
                                   (Principal Executive Officer)

                                 CERTIFICATIONS

           (Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,
                             15 U.S.C. Section 78m)

I, Deborah F. McLeod, Chief Financial Officer and Treasurer of Chestatee Bancshares, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Chestatee Bancshares, Inc. for the period ended March 31, 2003.

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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




Date:  May 14, 2003                 /s/ Deborah F. McLeod
       ------------                 ---------------------
                                    Deborah F. McLeod, CFO and Treasurer
                                    (Principal Financial and Accounting Officer)