Form 10QSB
period 2003-06-03
CHESTATEE BANCSHARES INC
filed 2003-08-14
CIK 1111196

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended    June 30, 2003
                                              ---------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                        Commission File Number: 000-30273

                           Chestatee Bancshares, Inc.
    -------------------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)

           Georgia                                            58-2535333
-------------------------------                          ------------------

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

                                       N/A
         --------------------------------------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2003: 3,100,000; no par value.

Transitional Small Business Disclosure Format      Yes       No  X
                                                                ---

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES


--------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                           Page
                                                                           ----

PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

              Consolidated Balance Sheet - June 30, 2003......................3

              Consolidated Statements of Operations and Comprehensive
               Income (Loss) Six Months Ended June 30, 2003 and 2002..........4

              Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 2003 and 2002........................5

              Notes to Consolidated Financial Statements......................6

           Item 2.  Management's Discussion and Analysis of
                         Financial Condition and Results of Operations........9

           Item 3.  Controls and Procedures..................................17


PART II.   OTHER INFORMATION

           Item 1 - Legal Proceedings........................................18

           Item 4 - Submission of Matters to a Vote of Security Holders......18

           Item 6 - Exhibits and Reports on Form 8-K.........................19

           Signatures........................................................20

                         PART I - FINANCIAL INFORMATION
ITEM I.                      FINANCIAL STATEMENTS

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2003
                                   (Unaudited)

                                  Assets
                                  ------

Cash and due from banks                                             $  5,109,239
Interest-bearing deposits in banks                                     1,558,281
Federal funds sold                                                    13,113,493
Securities available-for-sale, at fair value                          20,483,688
Restricted equity securities                                             692,500

Loans                                                                155,928,129
Less allowance for loan losses                                         4,267,508
                                                                    ------------
          Loans, net                                                 151,660,621
                                                                    ------------

Premises and equipment                                                 6,849,008
Other assets                                                           3,278,907
                                                                    ------------

          Total assets                                              $202,745,737
                                                                    ============

                   Liabilities and Stockholders' Equity
                   ------------------------------------

Deposits
    Noninterest-bearing                                             $ 18,058,109
    Interest-bearing                                                 152,110,652
                                                                    ------------
          Total deposits                                             170,168,761
Other borrowings                                                      10,600,000
Other liabilities                                                        525,339
                                                                    ------------
          Total liabilities                                          181,294,100
                                                                    ------------

Commitments and contingencies

Stockholders' equity
    Common stock, no par value; 20,000,000 shares
      authorized; 3,100,000 shares issued and outstanding             21,361,813
    Retained earnings                                                     30,597
    Accumulated other comprehensive income                                59,227
                                                                    ------------
          Total stockholders' equity                                  21,451,637
                                                                    ------------

          Total liabilities and stockholders' equity                $202,745,737
                                                                    ============

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                                       Three Months                 Six Months
                                                                          Ended                       Ended
                                                                         June 30,                    June 30,
                                                               ------------    -----------   -----------   ------------
                                                                    2003           2002          2003           2002
                                                               ------------    -----------   -----------   ------------
Interest income
    Loans                                                       $ 2,709,760    $ 2,447,724   $ 5,352,395    $ 4,724,458
    Taxable securities                                              131,511        104,297       238,569        135,483
    Nontaxable securities                                               408           --             408           --
    Federal funds sold                                               46,970         20,926        83,821         85,699
    Interest-bearing deposits in banks                                7,674         15,469        17,048         27,922
                                                                -----------    -----------   -----------    -----------
              Total interest income                               2,896,323      2,588,416     5,692,241      4,973,562
                                                                -----------    -----------   -----------    -----------

Interest expense
    Deposits                                                        952,978      1,006,701     1,877,531      2,058,119
    Other borrowings                                                 37,814         26,326       130,567        115,314
                                                                -----------    -----------   -----------    -----------
              Total interest expense                                990,792      1,033,027     2,008,098      2,173,433
                                                                -----------    -----------   ------------   -----------

              Net interest income                                 1,905,531      1,555,389     3,684,143      2,800,129
Provision for loan losses                                         1,995,730        205,701     2,173,044        339,830
                                                                -----------    -----------   -----------    -----------
              Net interest income (expense) after
                provision for loan losses                           (90,199)     1,349,688     1,511,099      2,460,299
                                                                 -----------    -----------   ----------    -----------

Other income
      Service charges and fees                                      221,246        133,653       407,233        261,830
      Gains on sales of securities avaialble-for-sale                29,265           --          29,265           --
      Other operating income                                        225,455         90,207       322,213        150,096
                                                                 -----------    -----------   ----------    -----------
              Total other income                                    475,966        223,860       758,711        411,926
                                                                 -----------    -----------   ----------    -----------

Other expenses
    Salaries and employee benefits                                  696,240        634,273     1,512,090      1,287,281
    Occupancy and equipment expenses                                233,480        187,939       515,385        351,015
    Other operating expenses                                        564,283        497,710     1,037,202        926,132
                                                                 -----------    -----------   ----------    -----------
              Total other expenses                                1,494,003      1,319,922     3,064,677      2,564,428
                                                                 -----------    -----------   ----------    -----------
              Net income (loss) before income tax
                  expense (benefit)                              (1,108,236)       253,626      (794,867)       307,797

Income tax expense (benefit)                                       (398,614)       105,260      (285,120)       124,345
                                                                 -----------    -----------   ----------    -----------

              Net income (loss)                                    (709,622)       148,366      (509,747)       183,452
                                                                 -----------    -----------   ----------    -----------
Other comprehensive income (loss):
     Unrealized gains (losses) on securities
         available-for-sale arising during period, net of tax         5,009         73,515          (953)        40,895
                                                                 -----------    -----------   ----------    -----------

Comprehensive income (loss)                                     $  (704,613)   $   221,881   $  (510,700)   $   224,347
                                                                ===========    ===========   ===========    ===========

Basic earnings (losses) per share                               $     (0.23)   $      0.06   $     (0.17)   $      0.07
                                                                ===========    ===========   ===========    ===========

Diluted earnings (losses) per share                             $     (0.23)   $      0.06   $     (0.17)   $      0.07
                                                                ===========    ===========   ===========    ===========
Cash dividends per share                                        $        --    $       --    $       --     $       --
                                                                ===========    ===========   ===========    ===========

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                                        2003           2002
                                                                   -------------   ------------
OPERATING ACTIVITIES
    Net income  (loss)                                             $   (509,747)   $    183,452
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Depreciation                                                    288,733         170,878
        Provision for loan losses                                     2,173,044         339,830
        Provision for losses on other real estate owned                  40,000            --
        Gain on sale of securities available-for-sale                   (29,265)           --
        (Increase) decrease in interest receivable                      112,348        (212,604)
        Decrease in interest payable                                    (61,203)        (24,011)
        Net other operating activities                               (1,542,219)        203,105
                                                                   ------------

              Net cash provided by operating activities                 471,691         660,650
                                                                   ------------    ------------

INVESTING ACTIVITIES
    Net increase in interest-bearing deposits in banks                 (229,740)        (37,558)
    Net (increase) decrease in federal funds sold                    (7,167,493)      5,361,000
    Purchases of securities available-for-sale                      (20,127,827)    (10,978,340)
    Proceeds from maturities of securities available-for-sale        11,709,711       1,500,000
    Proceeds from sales of securities available-for-sale              2,531,000            --
    Proceeds from maturities of securities held-to-maturity             399,940            --
    Purchase of restricted equity securities                            (50,000)           --
    Net increase in loans                                           (13,412,882)    (23,430,006)
    Purchase of premises and equipment                               (1,072,260)       (441,997)
                                                                   ------------    ------------

              Net cash used in investing activities                 (27,419,551)    (28,026,901)
                                                                   ------------    ------------

FINANCING ACTIVITIES
    Net increase in deposits                                         26,447,880      22,001,602
    Net proceeds from other borrowings                                  350,000            --
    Proceeds from sale of common stock                                1,743,100       5,750,000
    Stock issue costs                                                      --           (87,581)
                                                                   ------------    ------------

              Net cash provided by financing activities              28,540,980      27,664,021
                                                                   ------------    ------------

Net increase in cash and due from banks                               1,593,120         297,770

Cash and due from banks, beginning of period                          3,516,119       3,479,452
                                                                   ------------    ------------

Cash and due from banks, end of period                             $  5,109,239    $  3,777,222
                                                                   ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for:
          Interest                                                 $  2,069,301    $  2,197,444

          Income taxes                                             $    845,881    $    (82,576)

    Principal balances of loans transferred to other real estate   $        --     $    782,867

    Financed sales of other real estate owned                      $    135,693    $    447,000

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

         The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  STOCK COMPENSATION PLANS

         At June 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The Company also has remaining options outstanding that were granted to certain executive officers under employee agreements. The following table illustrates the effect on net income (loss) and earnings (losses) per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                         2003         2002
                                                      -----------  ---------

    Net income (loss), as reported                    $ (709,622)  $ 148,366
    Deduct: Total stock-based employee compensation
          expense determined under fair value based
          method for all awards                                 -          -
                                                      -----------  ---------
    Pro forma net income (loss)                       $ (709,622)  $ 148,366
                                                      ===========  =========
    Earnings (losses) per share:
       Basic - as reported                            $     (.23)  $     .06
                                                      ===========  =========
       Basic - pro forma                              $     (.23)  $     .06
                                                      ===========  =========
       Diluted - as reported                          $     (.23)  $     .06
                                                      ===========  =========
       Diluted - pro forma                            $     (.23)  $     .06
                                                      ===========  =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                          Six Months Ended June 30,
                                                          -------------------------
                                                              2003         2002
                                                          ------------  -----------
Net income (loss), as reported                             $ (509,747)   $ 183,452
Deduct: Total stock-based employee compensation
      expense determined under fair value based
      Method for all awards, net of related tax effects         22,871            -
                                                           ------------  -----------
Pro forma net income (loss)                                $ (532,618)   $  183,452
                                                           ============  ===========
Earnings (losses) per share:
   Basic - as reported                                     $     (.17)   $     .07
                                                           ============  ===========
   Basic - pro forma                                       $     (.18)   $     .07
                                                           ============  ===========
   Diluted - as reported                                   $     (.17)   $     .07
                                                           ============  ===========
   Diluted - pro forma                                     $     (.18)   $     .07
                                                           ============  ===========

NOTE 3.  EARNINGS (LOSSES) PER SHARE

         Presented below is a summary of the components used to calculate basic and diluted earnings (losses) per common share.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                      2003            2002
                                                  ---------------------------

Basic Earnings (Losses) Per Share:
   Weighted average common shares outstanding         3,100,000     2,616,667
                                                   ============    ==========

   Net income (loss)                               $   (709,622)   $  148,366
                                                   ============    ==========

   Basic earnings (losses)  per share              $       (.23)   $      .06
                                                   ============    ==========

Diluted Earnings (Losses) Per Share:
   Weighted average common shares outstanding         3,100,000     2,616,667
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year             --          52,456
                                                   ------------    ----------
   Total weighted average common shares and
      common stock equivalents outstanding            3,100,000     2,669,123
                                                   ============    ==========

   Net income (loss)                               $   (709,622)   $  148,366
                                                   ============    ==========

   Diluted earnings (losses) per share             $       (.23)   $      .06
                                                   ============    ==========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                     Six Months Ended June 30,
                                                   ---------------------------
                                                       2003            2002
                                                   ---------------------------

Basic Earnings (Losses) Per Share:
   Weighted average common shares outstanding          3,019,105     2,486,333
                                                   =============    ==========

   Net income (loss)                               $    (509,747)   $  183,452
                                                   =============    ==========

   Basic earnings (losses)  per share              $        (.17)   $      .07
                                                   =============    ==========

Diluted Earnings (Losses) Per Share:
   Weighted average common shares outstanding          3,019,105     2,486,333
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year              --          52,456
                                                   -------------    ----------
   Total weighted average common shares and
      common stock equivalents outstanding             3,019,105     2,535,789
                                                   =============    ==========

   Net income (loss)                               $    (509,747)   $  183,452
                                                   =============    ==========

   Diluted earnings  (losses) per share            $        (.17)   $      .07
                                                   =============    ==========


NOTE 4.  STOCK OFFERINGS

         As of March 24, 2003, the Company completed an offering of its common stock, selling 250,000 shares (75,690 shares in 2002 and 174,310 shares in 2003) at a price of $10.00 per share.

         In previous offerings, the Company sold 950,000 shares of its common stock (575,000 shares in 2002 and 375,000 shares in 2001) at a price of $10.00 per share.


NOTE 5.  CURRENT ACCOUNTING DEVELOPMENTS

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

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of June 30, 2003, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At June 30, 2003, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                              Actual
                                    ----------------------------
                                                                       Minimum
                                                                     Regulatory
                                    Consolidated         Bank        Requirement
                                    -------------      ---------     -----------

      Leverage capital ratios          11.05 %          10.72 %        4.00 %
      Risk-based capital ratios:
         Core capital                  12.82            12.43          4.00
         Total capital                 14.08            13.69          8.00

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


                                                     June 30, 2003
                                                ----------------------
                                                (dollars in thousands)
                                                ----------------------

       Commitments to extend credit             $              28,871
       Letters of credit                                        1,562
                                                ----------------------
                                                $              30,433
                                                ======================

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                       June 30,          December 31,
                                         2003               2002
                                     -------------     --------------
                                          (Dollars in Thousands)
                                     --------------------------------

Cash and due from banks              $  5,109              $  3,516
Interest-bearing deposits in banks      1,558                 1,329
Federal funds sold                     13,114                 5,946
Securities                             21,176                15,612
Loans, net                            151,661               140,285
Premises and equipment                  6,849                 6,065
Other assets                            3,279                 2,660
                                     --------              --------
                                     $202,746              $175,413
                                     ========              ========

Deposits                             $170,169              $143,721
Other borrowings                       10,600                10,250
Other liabilities                         525                 1,223
Stockholders' equity                   21,452                20,219
                                     --------              --------
                                     $202,746              $175,413
                                     ========              ========

Our total assets grew by 16% for the six months of 2003. Deposit growth of $26.4 million and proceeds from the sale of common stock of $1.7 million was primarily invested in loans, securities and fed funds. Our ratio of loans to deposits and other borrowings has decreased to 86% at June 30, 2003 from 92% at December 31, 2002, as deposit growth outpaced loan growth during the first six months of 2003. Our total equity increased by $1.2 million, consisting of proceeds from the sale of common stock of $1.7 million less the year-to-date net loss of $510,000.

Results of Operations For The Three and Six Months Ended June 30, 2003 and 2002

Following is a summary of our operations for the periods indicated.

                                                  Three Months Ended
                                                       June 30,
                                         -------------------------------------
                                                2003                 2002
                                         ----------------    -----------------
                                                (Dollars in Thousands)
                                         -------------------------------------

Interest income                          $         2,896     $          2,588

Interest expense                                     990                1,033
                                         ----------------    -----------------

Net interest income                                1,906                1,555

Provision for loan losses                          1,996                  206

Other income                                         476                  224

Other expense                                      1,494                1,320
                                         ----------------    -----------------

Pretax income (loss)                             (1,108)                  253

Income taxes (benefit)                             (398)                  105
                                         ----------------    -----------------

Net income (loss)                        $         (710)     $            148
                                         ================    =================

                                                   Six Months Ended
                                                       June 30,
                                         -------------------------------------
                                                2003                 2002
                                         ----------------    -----------------
                                                (Dollars in Thousands)
                                         -------------------------------------

Interest income                          $         5,692     $          4,973

Interest expense                                   2,008                2,173
                                         ----------------    -----------------

Net interest income                                3,684                2,800

Provision for loan losses                          2,173                  340

Other income                                         759                  412

Other expense                                      3,065                2,564
                                         ----------------    -----------------

Pretax income (loss)                               (795)                  308

Income taxes (benefit)                             (285)                  124
                                         ----------------    -----------------

Net income (loss)                        $         (510)     $            184
                                         ================    =================

Our net interest income has increased by $351,000 and $884,000 for the second quarter and first six months of 2003, respectively, as compared to the same periods in 2002. Our net interest margin increased to 4.12% during the first six months of 2003 as compared to 3.93% during the first six months of 2002 and to 4.03% for the entire year of 2002. The increase in net interest income is due primarily to the increased volume of average loans and investment securities outstanding. The increase in net interest margin is largely due to fixed rate time deposits that have matured and repriced to a lower rate over the past twelve months. Yields earned on loans have decreased to 7.14% in the first six months of 2003 as compared to 7.70% in the first six months of 2002. The cost of funds has decreased as well, as deposits have been able to be repriced as they have matured. Our cost of funds decreased to 2.67% in the first six months of 2003 as compared to 3.93% in the first six months of 2002.

The provision for loan losses was $1,996,000 and $2,173,000 for the second quarter and first six months of 2003, respectively. These provisions are an increase from the comparable periods in 2002 by $1,790,000 and $1,833,000, respectively. The amounts provided are due to loan growth, increased nonaccrual and past due loans and to our assessment of the inherent risk in the portfolio. Approximately 90% of the $1,996,000 in provision for loan loss booked during the second quarter of 2003 was associated with loans to four commercial borrowers which represent approximately 5% of the total loan portfolio. These loans were deemed to present increased risk due to the impact of adverse economic conditions and increased competition in their markets. At June 30, 2003, these loans made up 86% of the balance of nonaccrual loans, with the remaining balance included in the following table as potential problem loans. In light of our assessment of current overall economic conditions, larger reserve allocations were deemed appropriate for loans classified as substandard or special mention.

Nonaccrual loans of $2,746,000 at June 30, 2003 consist of $216,000 of commercial loans, $2,002,000 of real estate loans and $528,000 of other consumer loans. Loans past due ninety days or more and still accruing interest of $209,000 at June 30, 2003 consists of real estate loans of $13,000 and other consumer loans of $196,000. These loans were identified through our loan evaluation process and have been properly considered in the determination of the allowance for loan losses. Management believes that the $4,267,000 in the allowance for loan losses at June 30, 2003, or 2.74% of total net outstanding loans, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.


Information with respect to nonaccrual, past due, restructured, and potential problem loans at June 30, 2003 and 2002 is as follows:

                                                                          June 30,
                                                                   ----------------------
                                                                     2003          2002
                                                                   ----------------------
                                                                   (Dollars in Thousands)
                                                                   ----------------------
Nonaccrual loans                                                   $ 2,746        $   207
Loans contractually past due ninety days or more as to interest
   Or principal payments and still accruing                            209            730
Restructured loans                                                       -              -
Potential problem loans                                              2,735          1,200
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                          60             28
Interest income that was recorded on nonaccrual and                      -              -
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

Information regarding certain loans and allowance for loan loss data through June 30, 2003 and 2002 is as follows:

                                                                     Six Months Ended
                                                                         June 30,
                                                                   ----------------------
                                                                     2003         2002
                                                                   ----------    --------
                                                                   (Dollars in Thousands)
                                                                   ----------------------
Average amount of loans outstanding                                 $150,310    $123,496
                                                                    ========    ========

Balance of allowance for loan losses at beginning of period            2,126       1,252
                                                                    --------    --------

Loans charged off
   Commercial and financial                                             --          --
   Real estate mortgage                                                 --          --
   Installment                                                            39          86
                                                                    --------    --------
                                                                          39        --
                                                                    --------    --------
Loans recovered
   Commercial and financial                                             --             1
   Real estate mortgage                                                 --          --
   Installment                                                             7        --
                                                                    --------    --------
                                                                           7           1
                                                                    --------    --------

Net charge-offs                                                           32          85
                                                                    --------    --------

Additions to allowance charged to operating expense during period      2,173         340
                                                                    --------    --------

Balance of allowance for loan losses at end of period               $  4,267    $  1,507
                                                                    ========    ========

Ratio of net loans charged off during the period to
   average loans outstanding                                             .02%        .07%
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

Other income has increased by $252,000 and $347,000 for the second quarter and the first six months of 2003, respectively, as compared to the same period in 2002. These year to date increases are due primarily to increased service charges on deposit accounts of $146,000, gain on sale of securities of $29,000, and gain on sale of loans of $144,000.

Other expenses increased by $174,000 and $501,000 for the second quarter and the first six months of 2003, respectively, as compared to the same period in 2002. Year to date salaries and employee benefits increased by $225,000, equipment and occupancy expenses increased by $164,000, and other operating expenses increased by $111,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 70 at June 30, 2003 from 60 at June 30, 2002 and to other annual salary increases. The increase in the number of employees is due to hiring additional officers and employees to staff a new branch which opened in May, 2003 and to our overall growth. The increases in equipment and occupancy expenses and other operating expenses are due to our overall growth.

We have recorded income tax benefits of $398,000 and $285,000 for the second quarter and the first six months of 2003, respectively. The rate of tax as a percentage of pretax income was (36%).

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

The Bank brought an action on March 5, 2001 in the Superior Court for Dawson County, State of Georgia, against Terri and Woody Reece to recover amounts due following default on a promissory note. The Bank seeks to recover the balance due of $66,205, plus interest. The Reeces, husband and wife, filed an answer on April 9, 2001 denying owing any money to the Bank. In addition, the Reeces filed a counterclaim against the Bank for deliberate and intentional infliction of emotional distress for a sum not less than $1 million and for unstipulated punitive damages. The Bank denies any wrongdoing and prevailed on both the suit on the promissory note and the dismissal of the counterclaim on summary judgment. An appeal by the Reeces was rejected by the Georgia Court of Appeals, affirming for the Bank. The Reeces have subsequently filed an appeal with the Georgia Supreme Court. That appeal is pending.

Management is not aware of any other material pending legal proceedings to which the Company, the Bank, Chestatee Financial or Chestatee Mortgage are a party or to which any of their property is subject, other than ordinary routine legal proceedings incidental to our business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) The annual meeting of the stockholders of the Company was held on April 22, 2003.

     (b) The following directors were nominated to serve until the annual meeting of the Company in the 2004 calendar year:

               J. Philip Hester, Sr.               Bruce T. Howard
               Ralph Millard Bowen                 David E. Johnson
               Marcus C. Byrd, Jr.                 W. Alan McRae
               Glennon C. Grogan                   Kim Mills
               James H. Grogan                     Russell M. Wallace
               Andrew M. Head                      J. Wyman Walden

     (c) In addition to the election of directors, the Company also considered approval of Mauldin & Jenkins, LLC as the Company's independent public accountants for the year ended December 31, 2003.

          The shares represented at the meeting included no shares represented in person and 1,856,373 represented by proxy, reflecting 59.9% of the 3,100,000 shares issued and outstanding as of the record date. The shares represented at the meeting were voted as follows:

                                     Item (b)                    Item (c)
                                    # ofShares                 # of Shares
                                    ----------                 -----------

              For                   1,847,873                    1,856,373
              Against                   8,500                           --
              Abstain                      --                           --
                                    ---------                    ---------
                                    1,856,373                    1,856,373
                                    =========                    =========

          The 8,500 shares withheld from the election of nominees for directors were withheld from all nominees to the Board of Directors. Thus, both proposals for consideration were duly approved by the shareholders.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

              31.1 Certification of Principal Executive Officer pursuant to Rule 15d-14(a) of the 1934 Act.

              31.2 Certification of Principal Financial Officer pursuant to Rule 15d-14(a) of the 1934 Act.

              32.1   Certification of the Principal Executive Officer
                     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2   Certification of Principal Financial Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K.

              None.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CHESTATEE BANCSHARES, INC.
                                     (Registrant)



DATE:  August 14, 2003       BY: /s/J. Philip Hester, Sr.
       ---------------           ----------------------------------------------
                                    J. Philip Hester, Sr., President and C.E.O.
                                    (Principal Executive Officer)


DATE:  August 14, 2003       BY: /s/Deborah F. McLeod
       ---------------           -----------------------------------------------
                                    Deborah F. McLeod, C.F.O. and Treasurer
                                    (Principal Financial and Accounting Officer)