Form 10QSB
period 2003-09-30
CHESTATEE BANCSHARES INC
filed 2003-11-14
CIK 1111196

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  September 30, 2003
                                             ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________  to __________

                        Commission File Number: 000-30273

                           Chestatee Bancshares, Inc.
    -------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Georgia                                              58-2535333
------------------------------                             ---------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

                   6639 Highway 53 East, Dawsonville, Georgia
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (706) 216-2265
                           -------------------------
                          (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 3, 2003: 3,106,000; $ 0 par value.

Transitional Small Business Disclosure Format      Yes      No  X
                                                               ---

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                      INDEX
                                      -----


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

             Consolidated Balance Sheet - September 30, 2003..................3

             Consolidated Statements of Operations and Comprehensive Income
                  (Loss) - Nine Months Ended September 30, 2003 and 2002......4

             Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 2003 and 2002...............6

             Notes to Consolidated Financial Statements.......................7

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations..............9

         Item 3.  Controls and Procedures....................................17


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................19

         Item 6.  Exhibits and Reports on Form 8-K...........................19

         Signatures..........................................................20

                         Part I - Financial Information

Item 1.  Financial Statements

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               September 30, 2003
                                   (Unaudited)

                                  Assets
                                  ------
Cash and due from banks                                           $   5,454,104
Interest-bearing deposits in banks                                    2,597,081
Federal funds sold                                                    3,051,000
Securities available-for-sale, at fair value                         33,418,005
Restricted equity securities                                            780,000

Loans                                                               165,969,185
Less allowance for loan losses                                        4,542,981
                                                                  -------------
          Loans, net                                                161,426,204
                                                                  -------------

Premises and equipment                                                8,381,632
Other assets                                                          5,228,973
                                                                  -------------

          Total assets                                            $ 220,336,999
                                                                  =============

                   Liabilities and Stockholders' Equity
Deposits
    Noninterest-bearing                                           $  19,668,317
    Interest-bearing                                                161,984,665
                                                                  -------------
          Total deposits                                            181,652,982
Other borrowings                                                     15,600,000
Other liabilities                                                     1,612,468
                                                                  -------------
          Total liabilities                                         198,865,450
                                                                  -------------
Commitments and contingencies

Stockholders' equity
    Common stock, no par value; 20,000,000 shares
      authorized; 3,106,000 shares issued and outstanding            21,367,813
    Retained earnings                                                   344,354
    Accumulated other comprehensive income                             (240,618)
                                                                  -------------
          Total stockholders' equity                                 21,471,549
                                                                  -------------

          Total liabilities and stockholders' equity              $ 220,336,999
                                                                  =============

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                           Three Months                   Nine Months
                                                              Ended                          Ended
                                                           September 30,                  September 30,
                                                     -----------    -----------   -----------    -----------
                                                         2003           2002          2003           2002
                                                     -----------    -----------   -----------    -----------
Interest income
    Loans                                            $ 2,852,331    $ 2,670,551   $ 8,204,726    $ 7,395,009
    Taxable securities                                   172,435        138,058       411,004        273,541
    Nontaxable securities                                  6,725           --           7,133           --
    Federal funds sold                                    23,962         27,496       107,783        113,195
    Interest-bearing deposits in banks                     7,429         12,397        24,477         40,319
                                                     -----------    -----------   -----------    -----------
              Total interest income                    3,062,882      2,848,502     8,755,123      7,822,064
                                                     -----------    -----------   -----------    -----------

Interest expense
    Deposits                                             992,311      1,068,349     2,869,842      3,126,468
    Other borrowings                                      64,203        123,548       194,770        238,862
                                                     -----------    -----------   -----------    -----------
              Total interest expense                   1,056,514      1,191,897     3,064,612      3,365,330
                                                     -----------    -----------   -----------    -----------

              Net interest income                      2,006,368      1,656,605     5,690,511      4,456,734
Provision for loan losses                                346,370        153,227     2,519,414        493,057
                                                     -----------    -----------   -----------    -----------
              Net interest income after
                provision for loan losses              1,659,998      1,503,378     3,171,097      3,963,677
                                                     -----------    -----------   -----------    -----------

Other income
      Service charges and fees                           218,570        187,843       625,803        449,673
      Gains on sales of securities avaialble-               --             --          29,265           --
for-sale
      Other operating income                             111,313         85,381       433,526        235,477
                                                     -----------    -----------   -----------    -----------
              Total other income                         329,883        273,224     1,088,594        685,150
                                                     -----------    -----------   -----------    -----------

Other expenses
    Salaries and employee benefits                       877,319        685,738     2,389,409      1,973,019
    Occupancy and equipment expenses                     240,641        192,115       756,026        543,130
    Other operating expenses                             450,367        492,291     1,487,569      1,418,423
                                                     -----------    -----------   -----------    -----------
              Total other expenses                     1,568,327      1,370,144     4,633,004      3,934,572
                                                     -----------    -----------   -----------    -----------

              Net income (loss) before
income tax expense (benefit)                             421,554        406,458      (373,313)       714,255
Income tax expense  (benefit)                            154,325        146,587      (130,795)       270,932
                                                     -----------    -----------   -----------    -----------

              Net income (loss)                          267,229        259,871      (242,518)       443,323
                                                     -----------    -----------   -----------    -----------

Other comprehensive income (loss):
     Unrealized gains (losses) on securities
         available-for-sale arising during period,      (167,894)        36,759      (300,798)        77,654
net of tax
                                                     -----------    -----------   -----------    -----------

Comprehensive income (loss)                          $    99,335    $   296,630   $  (543,316)   $   520,977
                                                     ===========    ===========   ===========    ===========

                                         Three Months         Nine Months
                                            Ended               Ended
                                        September 30,        September 30,
                                      -------   -------   --------   --------
                                       2003       2002      2003       2002
                                      -------   -------   --------   --------

Basic earnings (losses) per share     $  0.09   $  0.09   $  (0.08)  $   0.17
                                      =======   =======   ========   ========

Diluted earnings (losses) per share   $  0.08   $  0.09   $  (0.08)  $   0.17
                                      =======   =======   ========   ========

Cash dividends per share              $    --   $    --   $     --   $     --
                                      =======   =======   ========   ========


                 See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                                    -------------   ------------
                                                                         2003           2002
                                                                    -------------   ------------
OPERATING ACTIVITIES
    Net income  (loss)                                              $   (242,518)   $    183,452
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Depreciation                                                     414,850         170,878
        Provision for loan losses                                      2,519,414         339,830
        Provision for losses on other real estate owned                   40,000              -
        Gain on sale of securities available-for-sale                    (29,265)             -
        Increase in interest receivable                                  (33,515)       (212,604)
        Decrease in interest payable                                     (42,411)        (24,011)
        Net other operating activities                                (2,114,298)        203,105
                                                                    ------------    ------------

              Net cash provided by operating activities                  512,257         660,650
                                                                    ------------    ------------

INVESTING ACTIVITIES
    Net increase in interest-bearing deposits in banks                (1,268,540)        (37,558)
    Net decrease in federal funds sold                                 2,895,000       5,361,000
    Purchases of securities available-for-sale                       (35,549,525)    (10,978,340)
    Proceeds from maturities of securities available-for-sale         13,733,460       1,500,000
    Proceeds from sales of securities available-for-sale               2,531,000               -
    Proceeds from maturities of securities held-to-maturity              399,940               -
    Purchase of restricted equity securities                            (137,500)              -
    Net increase in loans                                            (23,524,835)    (23,430,006)
    Purchase of premises and equipment                                (2,731,001)       (441,997)
                                                                    ------------    ------------

              Net cash used in investing activities                  (43,652,001)    (28,026,901)
                                                                    ------------    ------------

FINANCING ACTIVITIES
    Net increase in deposits                                          37,932,101      22,001,602
    Net proceeds from other borrowings                                 5,350,000               -
    Proceeds from sale of common stock                                 1,743,100       5,750,000
    Stock issue costs                                                          -         (87,581)
    Net increase due to exercise of options                               52,528               -
                                                                   ------------     ------------

              Net cash provided by financing activities               45,077,729      27,664,021
                                                                    ------------    ------------

Net increase in cash and due from banks                                1,937,985         297,770

Cash and due from banks, beginning of period                           3,516,119       3,479,452
                                                                    ------------    ------------

Cash and due from banks, end of period                              $  5,454,104    $  3,777,222
                                                                    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for:
          Interest                                                  $  3,107,023    $  2,197,444
          Income taxes                                              $  1,143,281    $   (82,576)

    Principal balances of loans transferred to other real estate    $     50,000    $    782,867
    Financed sales of other real estate owned                       $    135,693    $    447,000

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

         The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  STOCK COMPENSATION PLANS

         At September 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income
         (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The Company also has remaining options outstanding that were granted to certain executive officers under employee agreements. The following table illustrates the effect on net income (loss) and earnings (losses) per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                     Three Months Ended
                                                        September 30,
                                                  -----------------------
                                                      2003        2002
                                                  ---------    ----------

Net income, as reported                           $  267,22    $  259,871
Deduct: Total stock-based employee compensation
      expense determined under fair value based
      method for all awards                           10,398         --
                                                  ----------   ----------
Pro forma net income                              $  256,83$      259,871
                                                  ==========   ==========
Earnings per share:
   Basic - as reported                            $      .09   $      .09
                                                  ==========   ==========
   Basic - pro forma                              $      .08   $      .09
                                                  ==========   ==========
   Diluted - as reported                          $      .08   $      .09
                                                  ==========   ==========
   Diluted - pro forma                            $      .08   $      .09
                                                  ==========   ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                         -----------------------
                                                            2003          2002
                                                         ----------    ---------

Net income (loss), as reported                           $ (242,518    $ 443,323
Deduct: Total stock-based employee compensation
      expense determined under fair value based
      Method for all awards, net of related tax effects      33,268         --
                                                         ----------    ---------
Pro forma net income (loss)                              $ (275,786$     443,323
                                                         ==========    =========
Earnings (losses) per share:
   Basic - as reported                                   $     (.08)   $     .17
                                                         ==========    =========
   Basic - pro forma                                     $     (.09)   $     .17
                                                         ==========    =========
   Diluted - as reported                                 $     (.08)   $     .17
                                                         ==========    =========
   Diluted - pro forma                                   $     (.09)   $     .17
                                                         ==========    =========

NOTE 3.  EARNINGS (LOSSES) PER SHARE

         Presented below is a summary of the components used to calculate basic and diluted earnings (losses) per common share.

                                                     Three Months Ended
                                                        September 30,
                                                  ------------------------
                                                      2003         2002
                                                  -----------  -----------

Basic Earnings Per Share:
   Weighted average common shares outstanding       3,102,609    2,850,000
                                                   ==========   ==========

   Net income                                      $  267,229   $  259,871
                                                   ==========   ==========

   Basic earnings per share                        $      .09   $      .09
                                                   ==========   ==========

Diluted Earnings Per Share:

   Weighted average common shares outstanding       3,102,609    2,850,000
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year         52,034           --
                                                   ----------   ----------
   Total weighted average common shares and
      common stock equivalents outstanding          3,154,643    2,850,000
                                                   ==========   ==========

   Net income                                      $  267,229   $  259,871
                                                   ==========   ==========

   Diluted earnings per share                      $      .08   $      .09
                                                   ==========   ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                       Nine Months Ended
                                                          September 30,
                                                   --------------------------
                                                       2003           2002
                                                   --------------------------

Basic Earnings (Losses) Per Share:
   Weighted average common shares outstanding        3,047,245      2,608,242
                                                   ===========    ===========

   Net income (loss)                               $  (242,518)   $   443,323
                                                   ===========    ===========

   Basic earnings (losses) per share               $      (.08)   $       .17
                                                   ===========    ===========

Diluted Earnings (Losses) Per Share:
   Weighted average common shares outstanding        3,047,245      2,608,242
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year            --           52,456
                                                   -----------    -----------
   Total weighted average common shares and
      common stock equivalents outstanding           3,047,245      2,660,698
                                                   ===========    ===========

   Net income (loss)                               $  (242,518)   $   443,323
                                                   ===========    ===========

   Diluted earnings  (losses) per share            $      (.08)   $       .17
                                                   ===========    ===========


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

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; and the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 as filed in our annual report on Form 10-KSB.

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

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of September 30, 2003, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At September 30, 2003, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                             Actual
                                    ----------------------------
                                                                     Minimum
                                                                   Regulatory
                                    Consolidated        Bank       Requirement
                                    ------------      --------    -------------

Leverage capital ratios                 10.42 %        10.24 %        4.00 %
Risk-based capital ratios:
   Core capital                         11.79          11.58          4.00
   Total capital                        13.05          12.85          8.00

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

                                             September 30, 2003
                                           ----------------------
                                           (dollars in thousands)
                                           ----------------------

 Commitments to extend credit                 $       34,105
 Letters of credit                                     1,577
                                              ----------------
                                              $       35,682
                                              ================

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                     September 30,  December 31,
                                         2003          2002
                                     -------------  ------------
                                        (Dollars in Thousands)
                                     ---------------------------

Cash and due from banks              $  5,454          $  3,516
Interest-bearing deposits in banks      2,597             1,329
Federal funds sold                      3,051             5,946
Securities                             34,198            15,612
Loans, net                            161,426           140,285
Premises and equipment                  8,382             6,065
Other assets                            5,229             2,660
                                     --------          --------
                                     $220,337          $175,413
                                     ========          ========

Deposits                             $181,653          $143,721
Other borrowings                       15,600            10,250
Other liabilities                       1,612             1,223
Stockholders' equity                   21,472            20,219
                                     --------          --------
                                     $220,337          $175,413
                                     ========          ========

Our total assets grew by 26% for the first nine months of 2003. Deposit growth of $37.9 million and proceeds from the sale of common stock of $1.7 million was primarily invested in loans and securities. Our ratio of loans to deposits and other borrowings has decreased to 84% at September 30, 2003 from 92% at December 31, 2002, as deposit growth outpaced loan growth during the first nine months of 2003. Our total equity increased by $1.3 million, consisting of proceeds from the sale of common stock of $1.7 million less the year-to-date net loss of $243,000.

Results of Operations For The Three and Nine Months Ended September 30, 2003 and 2002

Following is a summary of our operations for the periods indicated.

                              Three Months Ended
                                 September 30,
                            ----------------------
                             2003           2002
                            ------         ------
                            (Dollars in Thousands)
                            ----------------------

Interest income             $3,063         $2,849

Interest expense             1,057          1,192
                            ------         ------

Net interest income          2,006          1,657

Provision for loan losses      346            153

Other income                   330            273

Other expense                1,568          1,370
                            ------         ------

Pretax income                  422            407

Income taxes                   155            147
                            ------         ------

Net income                  $  267         $  260
                            ======         ======

                              Nine Months Ended
                                 September 30,
                            ----------------------
                             2003            2002
                            -------        -------
                            (Dollars in Thousands)
                            -------        -------

Interest income             $ 8,755        $ 7,822

Interest expense              3,065          3,365
                            -------        -------

Net interest income           5,690          4,457

Provision for loan losses     2,519            493

Other income                  1,089            685

Other expense                 4,633          3,935
                            -------        -------

Pretax income (loss)           (373)           714

Income taxes (benefit)         (131)           271
                            -------        -------

Net income (loss)           $  (242)       $   443
                            =======        =======

Our net interest income has increased by $350,000 and $1,234,000 for the third quarter and first nine months of 2003, respectively, as compared to the same periods in 2002. Our net interest margin increased to 4.09% during the first nine months of 2003 as compared to 3.98% during the first nine months of 2002 and to 4.03% for the entire year of 2002. The increase in net interest income is due primarily to the increased volume of average loans and investment securities outstanding. The increase in net interest margin is largely due to fixed rate time deposits that have matured and repriced to a lower rate over the past twelve months. Yields earned on loans have decreased to 7.12% in the first nine months of 2003 as compared to 7.65% in the first nine months of 2002. The cost of funds has decreased as well, as deposits have been able to be repriced as they have matured. Our cost of funds decreased to 2.60% in the first nine months of 2003 as compared to 3.49% in the first nine months of 2002.

The provision for loan losses was $346,000 and $2,519,000 for the third quarter and first nine months of 2003, respectively. These provisions are an increase from the comparable periods in 2002 by $193,000 and $2,026,000, respectively. The amounts provided are due to loan growth, increased nonaccrual and past due loans and to our assessment of the inherent risk in the portfolio. Approximately 58% of the $2,519,000 in provision for loan loss booked during 2003 was associated with loans to four commercial borrowers which represent approximately 4.5% of the total loan portfolio. These loans were deemed to present increased risk due to the impact of adverse economic conditions and increased competition in their markets. At September 30, 2003, these loans made up 84% of the balance of nonaccrual loans, with the remaining balance identified in the following table as potential problem loans. In light of our assessment of current overall economic conditions, larger reserve allocations were deemed appropriate for loans classified as substandard or special mention.

Nonaccrual loans of $2,894,000 at September 30, 2003 consist of $680,000 of commercial loans, $2,183,000 of real estate loans and $31,000 of other consumer loans. Loans past due ninety days or more and still accruing interest of $189,000 at September 30, 2003 consists exclusively of consumer loans. These loans were identified through our loan evaluation process and have been properly considered in the determination of the allowance for loan losses. Management believes that the $4,543,000 in the allowance for loan losses at September 30, 2003, or 2.74% of total net outstanding loans, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Information with respect to nonaccrual, past due, restructured, and potential problem loans at September 30, 2003 and 2002 is as follows:

                                                                      September 30,
                                                                 -----------------------
                                                                  2003            2002
                                                                 -----------------------
                                                                  (Dollars in Thousands)
                                                                 -----------------------

Nonaccrual loans                                                  $2,894        $  547
Loans contractually past due ninety days or more as to interest
   Or principal payments and still accruing                          189           151
Restructured loans                                                    --            --
Potential problem loans                                            2,735         1,200
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                        85            16
Interest income that was recorded on nonaccrual and                   --            --
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

Information regarding certain loans and allowance for loan loss data through September 30, 2003 and 2002 is as follows:

                                                                       Nine Months Ended
                                                                         September 30,
                                                                   -----------------------
                                                                      2003         2002
                                                                   ------------  ---------
                                                                    (Dollars in Thousands)
                                                                   -----------------------
Average amount of loans outstanding                                 $153,662     $129,232
                                                                    ========     ========

Balance of allowance for loan losses at beginning of period            2,126        1,252
                                                                    --------     --------

Loans charged off
   Commercial and financial                                               --           --
   Real estate mortgage                                                   28           87
   Installment                                                            85           17
                                                                    --------     --------
                                                                         113          104
                                                                    --------     --------
Loans recovered
   Commercial and financial                                               --            5
   Real estate mortgage                                                   --           --
   Installment                                                            11            2
                                                                    --------     --------
                                                                          11            7
                                                                    --------     --------

Net charge-offs                                                          102           97
                                                                    --------     --------

Additions to allowance charged to operating expense during period      2,519          493
                                                                    --------     --------

Balance of allowance for loan losses at end of period               $  4,543     $  1,648
                                                                    ========     ========

Ratio of net loans charged off during the period to
   average loans outstanding                                             .07%         .07%
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

Other income has increased by $57,000 and $404,000 for the third quarter and the first nine months of 2003, respectively, as compared to the same period in 2002. These year to date increases are due primarily to increased service charges on deposit accounts of $176,000, gain on sale of securities of $29,000, gain on sale of loans of $130,000, and mortgage origination fees of $79,000.

Other expenses increased by $198,000 and $698,000 for the third quarter and the first nine months of 2003, respectively, as compared to the same period in 2002. Year to date salaries and employee benefits increased by $416,000, equipment and occupancy expenses increased by $213,000, and other operating expenses increased by $69,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 68 at September 30, 2003 from 60 at September 30, 2002 and to other annual salary increases. The increase in the number of employees is due to hiring additional officers and employees to staff a new branch which opened in May, 2003 and to our overall growth. The increases in equipment and occupancy expenses and other operating expenses are due to our overall growth.

We have recorded income tax expense of $155,000 for the third quarter and an income tax benefit of $131,000 for first nine months of 2003. The rate of tax as a percentage of pretax income was (35%).

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Management is not aware of any material pending legal proceedings to which the Company, the Bank, Chestatee Financial or Chestatee Mortgage is a party or to which any of our property is subject, other than ordinary routine legal proceedings incidental to our business.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              31 Certifications of the Chief Executive Officer and Chief Financial Officer Under Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              32 Certifications of the Chief Executive Officer and Chief Financial Officer Under 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K

              None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CHESTATEE BANCSHARES, INC.
                                  (Registrant)



DATE:  November 14, 2003            BY: /s/ J. Philip Hester, Sr.
       -----------------                -------------------------
                                    J. Philip Hester, Sr., President and C.E.O.
                                    (Principal executive officer)


DATE:  November 14, 2003            BY: /s/ Deborah F. McLeod
       -----------------                ---------------------
                                    Deborah F. McLeod, C.F.O. and Treasurer
                                    (Principal financial and accounting officer)