Form 10KSB
period 2003-12-31
CHESTATEE BANCSHARES INC
filed 2004-03-29
CIK 1111196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 000-30273

                           CHESTATEE BANCSHARES, INC.
         ---------------------------------------------------------------
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
None                                                                        None

          Securities registered under Section 12(g) of the Exchange Act

                                                                Name of Exchange
Title of each class:                                        on which registered:
--------------------                                        --------------------
Common Stock                                                                None
no par value per share

Check whether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.            Yes  X    No
                                                                 ---     ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.


The issuer's revenues for the most recent fiscal year were $ 13,253,039.

There were 3,106,000 outstanding shares of common stock, no par value per share, as of December 31, 2003. The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, as of December 31, 2003, was $21,278,120 based on the last sales price on such date.

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

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

         The Company formed Chestatee Financial Services, Inc. on November 13, 2000, which began doing business in the first quarter of 2001. We also formed Chestatee Residential Mortgage, Inc. on March 7, 2001, which began doing business in the second quarter of 2001. Our assets consist primarily of our ownership of the capital stock of the Bank, Chestatee Financial and Chestatee Mortgage. Unless otherwise expressly stated, the information presented regarding the Company includes the Company, the Bank, Chestatee Financial and Chestatee Mortgage on a consolidated basis.

         The Company's principal place of business is located at 6639 Highway 53 East, Dawsonville, Dawson County, Georgia. The Bank has conducted its general banking business since opening on May 15, 1998, from its main office located at 6639 Highway 53 East, Dawsonville, Dawson County, Georgia. The Bank has three full-service branches: one located in downtown Dawsonville at 86 Highway 53 West, Dawsonville, Dawson County, Georgia; a second located in Pickens County, Georgia at 34 Holcombe Way, Marblehill, Georgia; and a third located in Forsyth County, located at 2675 Freedom Parkway, Cumming, Georgia. The Bank has closed its full service branch in the Ingle's Supermarket and the branch providing loan production services only in Lumpkin County. Chestatee Financial and Chestatee Mortgage conduct their respective businesses at 6639 Highway 53 East, Dawsonville, Dawson County, Georgia.

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

         Loans secured by real estate are the primary component of the Bank's loan portfolios, constituting approximately $122 million, or 72%, of the Bank's total loans at December 31, 2003. These loans consist of commercial real estate loans, construction and development loans and residential real estate loans and home equity loans. The Bank also makes loans for commercial purposes in various lines of business. At December 31, 2003, the Bank held approximately $34 million, or 20% of the Bank's total loans, in commercial loans, excluding for these purposes commercial loans secured by real estate included above. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, lines of credit, and revolving lines of credit such as credit cards. At December 31, 2003, the Bank held approximately $12 million in consumer loans, representing 8% of the Bank's total loans.

         The Bank's loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceeds that individual officer's lending authority, the loan request must be considered and approved by an officer with a higher lending limit or by the officers' loan committee. Individual officers' lending limits range from $10,000 to $250,000, depending on security, seniority and the type of loan. The president and chief lending officer each have a lending limit of $250,000 and jointly have a lending limit of $500,000. The directors' loan committee, which consists of the president and six outside directors, has a lending limit of $1,000,000. Loans above $1,000,000 require approval by the majority of the full Board of Directors.

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

         The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits at December 31, 2003:

                                                           December 31, 2003

         Non-interest bearing demand.......................          9%
         Interest-bearing demand...........................         55%
         Savings...........................................          1%
         Time Deposits.....................................         19%
         Certificates of Deposit of $100,000 or more.......         16%

                  Total....................................      100.0%

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

         As of December 31, 2003, three non-locally owned banks had offices in Dawson County and one locally owned banks had offices in Dawson County. Bank of America, N.A., a bank headquartered in Charlotte, North Carolina, operates a branch office in Dawson County. BB&T operates one office in Dawson County. United Community Bank maintains a main office and two branch offices in Dawson County. Mountain State Bank is a locally-owned bank with offices in Dawson

County and Forsyth County as of December 31, 2003. While there are no other financial institutions with offices in our region, numerous financial institutions within the Atlanta metropolitan area market their services to our residents. In addition to these banks, there are several finance companies, credit union offices, and other non-traditional providers of service that compete in the Bank's market. Many local businesses and individuals have deposits outside the primary service areas of the Bank with these financial institutions. Georgia law allows banks in Georgia to establish newly-formed branch banks in areas in which the Bank serves, which branches, if established, also would compete with the Bank.

Employees
---------

         Except for the officers of the Company, who are also officers of the Bank, the Company does not have any employees. As of December 31, 2003, the Bank had 58 full-time and 17 part-time employees. Chestatee Financial and Chestatee Mortgage had no full-time or part-time employees, with all services rendered by independent contractors. In our opinion, the Company and the Bank each enjoy an excellent relationship with its employees. We are not a party to any collective bargaining agreement.

Selected Financial Information
------------------------------

         A history of the Company's financial position for the period ended December 31, 2003, is as follows (audited, dollar amounts in thousands, except for per share information):

Total Assets....................................................$      225,972
Total Deposits..................................................$      183,538
Total Shareholders Equity.......................................$       21,053
Net Income......................................................$        (624)
Number of Issued and Outstanding Shares.........................     3,106,000
Book Value Per Share............................................$         6.78
Net Income Per Share............................................$        (.20)

A history of the Company's financial position for the year ended December 31, 2002, is as follows (audited, dollar amounts in thousands, except for per share information):

Total Assets....................................................$      175,413
Total Deposits..................................................$      143,721
Total Shareholders Equity.......................................$       20,219
Net Income......................................................$          530
Number of Issued and Outstanding Shares.........................     2,925,690
Book Value Per Share............................................$         6.91
Net Income Per Share............................................$          .19

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

         At December 31, 2003, the Company is considered to be adequately capitalized and the Bank is considered to be well-capitalized according to the total risk-based regulatory capital requirement. We believe the Bank will remain "well-capitalized" for the foreseeable future. However, rapid growth, poor loan portfolio performance or poor earnings performance, or a combination of these factors, could change our capital position in a short period of time, making an additional capital infusion necessary.

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


ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

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

         The Bank conducts its operations from its main office location at 6639 Highway 53 East, Dawsonville, Georgia 30534 and from three branches: its downtown branch located at 86 Highway 53 West, Dawsonville, Dawson County, Georgia 30534; its Marblehill branch, located at 34 Holcomb Way, Marblehill, Pickens County, Georgia 30148; and its Keith Bridge Commons branch, located at at 2675 Freedom Parkway, Cumming, Georgia 30041.

         The Bank's office consists of its main building with four drive-up windows and an automated teller machine ("ATM") and an adjacent parking lot, situated on 1.1 acres of land. The Bank purchased 5,600 square feet of office space adjacent to the main building of the Bank for administrative offices. The $1.5 million purchase price for the administrative offices was paid to CSB Partners, LLP, an entity owned by all of our directors.

         The downtown branch, in continuous operation since it opened in October 2000, consists of approximately 2,500 square feet, with an ATM and two drive-up windows. The Bank's branch in Pickens County consists of approximately 3,300 square feet, with two drive-up windows and two ATMs, one located at the branch and an offsite ATM located nearby, with an adjacent parking lot, situated on
1.08 acres. The building and land of the branch is owned by the Bank and opened in May 2001. The Bank's branch in Forsyth County, which opened in May 2003, consists of approximately 5,100 square feet, with three drive-up windows and one ATM. The building and land of the branch is owned by the Bank.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         The Company did not submit any matter during the fourth quarter of the fiscal year ending December 31, 2003 to a vote of security holders.


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

         The Company is allowed to declare and pay dividends in authorized but unissued shares of our stock, provided there is transferred to capital stock an amount equal to the value of the shares distributed and provided further that after payment of the dividend we continue to maintain required levels of paid-in capital and appropriated retained earnings. In the year ended December 31, 2000, we effected a two-for-one share split of its common stock in the form of a common stock dividend to shareholders of record as of the close of business on October 31, 2000. As a result of the stock split, the number of shares of common stock issued and outstanding increased from 950,000 to 1,900,000 and the market value per share of the common stock, based upon the limited trading information available to management, dropped from $16.00 per share to approximately $8.00 per share. We did not pay a stock dividend to our shareholders in 2002 or 2003.

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

       YEAR                NUMBER OF          HIGH SELLING      LOW SELLING
                       SHARES TRADED(1)          PRICE              PRICE
-----------------      -----------------      ------------      -----------
2002
    First Quarter          225,000               $10.00            $10.00
    Second Quarter         350,000               $10.00            $10.00
    Third Quarter            N/A                  N/A                N/A
    Fourth Quarter         75,690                $10.00            $10.00

2003
    First Quarter          174,310               $10.00            $10.00
    Second Quarter         43,788                $10.00            $10.00
    Third Quarter          11,000                $10.00            $10.00
    Fourth Quarter          5,900                $10.50            $10.00

(1) According to information available to us, there are no trades between family members during the year ended December 31, 2003 to our knowledge. The data regarding the common stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the common stock.

As of December 31, 2003, the Company had 3,106,000 shares of its voting common stock held by approximately 1,200 shareholders of record.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

         The following is a discussion of our financial condition and the financial condition of our bank subsidiary, Chestatee State Bank, our mortgage subsidiary, Chestatee Mortgage, and our financial services subsidiary, Chestatee Financial, at December 31, 2003 and 2002 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

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

Critical Accounting Policies
----------------------------

         We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003.

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

Overview
--------

         The year 2003 was highlighted by significant loan and deposit growth. In 2003, we reported a net loss of $624,000 as compared to net income in 2002 of $530,000. The decrease in earnings was due to an increase in provision for loan losses of $2,657,000. Refer to the section Analysis for Loan Losses for expanded discussion. Our primary market area of Dawson County, Georgia continues to grow. During the second quarter of 2003, we opened a new branch facility in neighboring Forsyth County, Georgia. We feel that establishing a presence in this area will strategically position us to take advantage of the area's growth.

Financial Condition at December 31, 2003 and 2002
-------------------------------------------------

         The following is a summary of our balance sheets for the periods indicated:
                                                               December 31,
                                                          2003             2002
                                                        ------------------------
                                                          (Dollars in Thousands)

Cash and due from banks                                 $  3,689        $  3,516
Interest-bearing deposits in banks                         1,894           1,329
Federal funds sold                                         5,938           5,946
Securities                                                35,845          15,612
Loans, net                                               165,314         140,285
Premises and equipment                                     8,325           6,065
Other assets                                               4,967           2,660
                                                        --------        --------

                                                        $225,972        $175,413
                                                        ========        ========

Total deposits                                          $183,538        $143,721
Other borrowings                                          20,700          10,250
Other liabilities                                            681           1,223
Stockholders' equity                                      21,053          20,219
                                                        --------        --------

                                                        $225,972        $175,413
                                                        ========        ========

As of December 31, 2003, we had total assets of $226 million, an increase of 28% over December 31, 2002. Total interest-earning assets were $209 million at December 31, 2003 or 93% of total assets as compared to 93% of total assets at December 31, 2002. Our primary interest-earning assets at December 31, 2003 were loans, which made up 79% of total interest-earning assets as compared to 86% at December 31, 2002. Our ratio of loans to deposits and other borrowings was 81% at December 31, 2003 as compared to 91% at December 31, 2002. Deposit growth of $40 million and net proceeds from our 2003 stock offerings of $1.8 million were used to fund loan growth of $25 million with the majority of the balance of the $40 million being invested in available for sale securities.

         Our securities portfolio, consisting of U.S. Agencies, mortgage-backed securities and restricted equity securities, amounted to $35.9 million at December 31, 2003. Unrealized losses on securities available-for-sale were $429,000 at December 31, 2003 as compared to unrealized gains of $97,000 at December 31, 2002. Unrealized gains on securities held-to-maturity were $4,000 at December 31, 2002. At December 31, 2003, the Company had no securities designated as held-to-maturity. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

         We have 72% of our loan portfolio collateralized by real estate located in our primary market area of Dawson County, Georgia and surrounding counties. Our real estate mortgage portfolio consists of loans collateralized by one to four-family residential properties (16%), construction loans to build one to four-family residential properties (28%), and nonresidential properties consisting primarily of small business commercial properties (56%). We generally require that loans collateralized by real estate not exceed 80% of the collateral value.

         The remaining 28% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to:

     o a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration
     o    interest rate fluctuations
     o deteriorated or non-existing collateral, title defects, inaccurate appraisals
     o    financial deterioration of borrowers, fraud
     o    any violation of banking protection laws

         Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Although real estate values and employment trends in our market area did not significantly deteriorate in 2003, we cannot predict what the impact of a prolonged U.S. presence in Iraq or further terrorism on American soil would have on the local economy.

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

         At December 31, 2003, we had loan commitments outstanding of $36 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At December 31, 2003, we had arrangements with two commercial banks for additional short-term advances of $4,000,000.

         At December 31, 2003, our capital ratios were considered adequate based on regulatory minimum capital requirements. Stockholders' equity increased in 2003 by $0.85 million due to net proceeds received from our stock offering of $1.8 million, offset by a net loss of $624,000, and a decrease in other comprehensive income related to our securities available-for-sale of $338,000. For regulatory purposes, the net unrealized gains and losses on securities available-for-sale are excluded in the computation of the capital ratios.

         In the future, the primary source of funds available to us will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. At December 31, 2003, no dividends could be paid by the Bank without regulatory approval.

         The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for Chestatee Bancshares, Inc. and the Bank as of December 31, 2003 are as follows:

                                               Actual
                                   -----------------------------
                                                                     Regulatory
                                   Consolidated        Bank         Requirements
                                   ------------        ----         ------------

 Leverage capital ratio                 9.37%           9.20%            5.00%
 Risk-based capital ratios:
    Core capital                       11.30           11.08             6.00
    Total capital                      12.55           12.34            10.00

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

Results of Operations For The Years Ended December 31, 2003 and 2002
--------------------------------------------------------------------

      The following is a summary of our operations for the years indicated.

                                                       Years Ended December 31,
                                                        2003              2002
                                                      --------------------------
                                                        (Dollars in Thousands)

Interest income                                       $ 11,830          $ 10,654

Interest expense                                         4,172             4,456
                                                      --------          --------

Net interest income                                      7,658             6,198

Provision for loan losses                                3,677             1,020

Other income                                             1,423               971

Other expenses                                           6,451             5,385
                                                      --------          --------

Pretax income (loss)                                    (1,047)              764

Income taxes (benefits)                                   (423)              234
                                                      --------          --------

Net income (loss)                                     $   (624)         $    530
                                                      ========          ========

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

          The net yield on average interest-earning assets was 3.96% in 2003 as compared to 4.02% in 2002. Average loans increased by $25 million and average investments increased $11 million which were the primary changes in average interest-earning assets that increased overall by $39 million. Average interest-bearing liabilities increased by $33 million as average interest bearing demand deposits increased $31 million, average time deposits increased $2 million and average other borrowings increased $1.5 million. The rate earned on average interest-earning assets decreased to 6.11% in 2003 from 6.92% in 2002. The rate paid on average interest-bearing liabilities decreased to 2.54% in 2003 as compared to 3.38% in 2002. The decrease in our net yield was due primarily to the falling rate environment experienced in 2003. As our time deposits continue to mature and reprice, we expect to see our net yield increase.

Provision for Loan Losses
-------------------------

          The provision for loan losses was $3,677,000 in 2003 as compared to $1,020,000 in 2002. Management's evaluation of the adequacy of the allowance for loan losses is based on known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of underlying collateral, and an analysis of current economic conditions. Of this amount, approximately $1.2 million was due to loan growth, increased net loan charge offs, increased past due loans, and to our assessment of the inherent risk in the loan portfolio. The balance was associated with management's assessment of the risk associated with four commercial borrowers which have been negatively impacted by among other issues adverse economic conditions, changes in the local political environment, and increased competition. In all cases, the Bank took what was considered a conservative and realistic approach in its analysis of these credits. At December 31, 2003, partial charge-offs, write-downs, and increase reserves of approximately $2.5 million were booked for these borrowers.

          Management believes that, given this review and analysis, the $3,163,000 in the allowance for loan losses at December 31, 2003, or 1.88% of total net outstanding loans and the $2,126,000 in the allowance for loan losses at December 31, 2002, or 1.49% of total net loans outstanding, are adequate at their respective dates to absorb known risks in the portfolio based upon the Bank's historical experience. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Other Income
------------

         Other operating income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Other operating income was $1,423,000 in 2003 as compared to $971,000 in 2002. The net increase is due primarily to an increase in service charges on deposit accounts of $223,000 related to overall deposit growth, an increase in gain on sale of loans of $126,000, and an increase in gain on sale of securities of $54,000.

Other Expense
-------------

         Other expenses were $6,451,000 in 2003 as compared to $5,385,000 in 2002, an increase of $1,066,000. Salaries and employees benefits increased by $445,000 due to annual salary increases and an increase in the number of full time equivalent employees to 67 at December 31, 2003 from 60 at December 31, 2003. The increase in the number of employees is due to the addition of lending staff for the new branch facility which opened in the spring of 2003. Equipment and occupancy expenses increased by $281,000 due primarily to increased depreciation costs of $199,000 and increased repairs and maintenance costs of $104,000. Other operating expenses increased by $341,000 due primarily to increased data processing costs of $20,000, deposit account charge-offs of $145,000, and increased other operating costs of $176,000. The increases in other operating expenses are largely attributable to the overall growth of the Bank.

Income Tax
----------

         We have reported income tax benefit in 2003 of $423,000 as compared to an income tax expense in 2002 of $234,000. In 2003, the rate of the tax benefit as a percentage of our pretax loss was 40%. In 2002, the rate of the tax expense as a percentage of our pretax income was 47%. This percentage is higher than the federal statutory percentage of 34% due to 2002's current taxable income as reported on our income tax return being taxed at a 15% rate, accounting for a 9% surtax exemption benefit. In addition, state income tax benefits recognized in 2002 accounted for an additional 6% reduction in our overall tax rate.

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

          At December 31, 2003, our cumulative one year interest rate-sensitivity gap ratio was 1.06%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.

          The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2003, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

                                             After Three     After One
                                               Months        Year but
                                 Within         but           Within         After
                                 Three         Within          Five          Five
                                 Months        One Year        Years         Years        Total
                                -----------------------------------------------------------------
                                                       (Dollars in Thousands)
Interest-earning assets:
     Interest-bearing
     deposits in banks          $  1,894      $   --        $   --         $   --        $  1,894
     Federal funds sold            5,938          --            --             --           5,938
     Securities                     --             500         1,575         33,770        35,845
     Loans                       118,795        24,506        23,573          1,602       168,476
                                --------      --------      --------       --------      --------
                                $126,627        25,006        25,148         35,372       212,153
                                --------      --------      --------       --------      --------

Interest-bearing liabilities:
     Interest-bearing demand
     deposits                   $101,022          --            --             --         101,022
     Savings                       2,429          --            --             --           2,429
     Certificates of deposit      19,520        17,847        25,744              3        63,114
     Other borrowings              1,250          --          19,450           --          20,700
                                --------      --------      --------       --------      --------
                                $124,221        17,847        45,194              3       187,265
                                --------      --------      --------       --------      --------

Interest rate sensitivity
     gap                        $  2,406      $  7,159      $(20,046)      $ 35,369      $ 24,888
                                ========      ========      ========       ========      ========
Cumulative interest rate
     sensitivity gap            $  2,406      $  9,565      $(10,481)      $ 24,888
                                ========      ========      ========       ========
Interest rate sensitivity
     gap ratio                      1.02          1.40          0.56           --
                                ========      ========      ========       ========
 Cumulative interest rate
     sensitivity gap ratio          1.02          1.06          0.94          1.13
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

         DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY:
                    INTEREST RATES AND INTEREST DIFFERENTIALS

Average Balances
----------------

     The condensed average balance sheet for the year indicated is presented below. (1)
                                               Years Ended December 31,
                                              2003                 2002
                                          ------------------------------
                                               (Dollars in Thousands)

ASSETS
     Cash and due from banks              $   4,002            $   3,457
     Interest-bearing deposits in banks       1,667                1,725
     Taxable Securities                      22,344               11,312
     Tax-free Securities                        552                 --
     Securities valuation account              (100)                  56
     Federal funds sold                      11,377                8,665
     Loans (2)                              157,741              132,319
     Allowance for loan losses               (3,324)              (1,485)
     Other assets                             9,776                7,722
                                          ---------            ---------
                                          $ 204,035            $ 163,771
                                          =========            =========

     Total interest-earning assets        $ 193,581            $ 154,077
                                          =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits:
     Noninterest-bearing demand           $  17,275            $  12,918
     Interest-bearing demand                 78,905               49,665
     Savings                                  2,323                2,099
     Time                                    69,483               67,895
                                          ---------            ---------
     Total deposits                         167,986              132,577

     Other borrowings                        13,848               12,319
     Other liabilities                          506                  730
                                          ---------            ---------
     Total liabilities                      182,340              145,626
     Stockholders' equity                    21,695               18,145
                                          ---------            ---------
                                          $ 204,035            $ 163,771
                                          =========            =========

     Total interest-bearing liabilities   $ 164,559            $ 131,978
                                          =========            =========

(1) For each category, average balances were determined using the daily average balances during the year.

(2) Nonaccrual loans included in average balances for 2003 and 2002 were $622,000 and $607,000, respectively.

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

                                                                    Years Ended December 31,
                                                              2003                           2002
                                                                      Average                        Average
                                                     Interest          Rate        Interest          Rate
                                                                        (Dollars in Thousands)
INTEREST INCOME:
     Interest and fees on loans (1)                  $ 10,965           6.95%      $ 10,045           7.59%
     Interest on deposits in banks                         29           1.74              47          2.72
     Interest on taxable securities                       695           3.12             417          3.67
     Interest on tax-free securities                       15           2.72               -             -
     Interest on federal funds sold                       126           1.11             146          1.68
                                                     --------                       --------
     Total interest income                           $ 11,830           6.11        $ 10,655          6.92
                                                     --------                       --------

INTEREST EXPENSE:
     Interest on interest-bearing
       demand deposits                               $  1,446           1.83%       $  1,174          2.36%
     Interest on savings deposits                           9           0.39              31          1.48
     Interest on time deposits                          2,426           3.49           2,952          4.35
     Interest on other borrowings                         291           2.10             299          2.43
                                                     --------                       --------
     Total interest expense                          $  4,172           2.54        $  4,456          3.38
                                                     --------                       --------

NET INTEREST INCOME                                  $  7,658                       $  6,199

     Net interest spread                                                3.58%                         3.54%
                                                                        ====                          ====
     Net yield on average interest-earning assets                       3.96%                         4.02%
                                                                        ====                          ====

(1) Interest and fees on loans includes $999,000 and $947,000 of loan fee income for the years ended December 31, 2003 and 2002, respectively. There was no interest income recognized on nonaccrual loans during 2003 or 2002.

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

                                                     Year Ended December 31,
                                                          2003 vs. 2002
                                                         Changes Due To:

                                                    Rate      Volume       Net
                                                  ----------------------------
                                                       (Dollars in Thousands)

Increase (decrease) in:
     Income from interest-earning assets:
     Interest and fees on loans                   $  (897)   $ 1,817    $   920
     Interest on deposits in banks                    (16)        (2)       (18)
     Interest on taxable securities                   (70)       348        278
     Interest on tax-free securities                   --         15         15
     Interest on federal funds sold                   (58)        38        (20)
                                                  -------    -------    -------
     Total interest income                        $(1,041)     2,216      1,175
                                                  -------    -------    -------

     Expense from interest-bearing liabilities:
     Interest on interest-bearing
     demand deposits                              $  (307)   $   579    $   272
     Interest on savings deposits                     (25)         3        (22)
     Interest on time deposits                       (594)        68       (526)
     Interest on other borrowings                     (43)        35         (8)
                                                  -------    -------    -------
     Total interest expense                       $  (969)   $   685    $  (284)
                                                  -------    -------    -------

     Net interest income                          $   (72)   $ 1,531    $ 1,459
                                                  =======    =======    =======


                              INVESTMENT PORTFOLIO

Types of Investments
--------------------

         The carrying amounts of securities at the dates indicated are summarized as follows:

                                          Years Ended December 31,
                                          2003               2002
                                        --------------------------
                                          (Dollars in Thousands)


U.S. Government agencies                $ 9,544            $14,968
Mortgage-backed securities               24,162               --
Municipals                                1,104               --
Restricted equity securities              1,035                643
                                        -------            -------
                                        $35,845            $15,611
                                        =======            =======

Maturities
----------

         The amounts of debt securities as of December 31, 2003 are shown in the following table according to contractual maturity classifications:

     o    one year or less;
     o    after one through five years;
     o    after five years through ten years; and
     o    after ten years.

Restricted equity securities of $1,035,000 are not included in the table because they have no contractual maturity.

                                                              After one              After five
                                 One year or less         through five years     through ten years
                                Amount     Yield (1)     Amount     Yield (1)   Amount     Yield (1)

U.S. Government agencies      $    509       3.68%      $   976       3.06%    $ 8,059       3.83%
Mortgage-backed securities           -          -            -                       -          -
Municipals                           -          -           576       2.01           -          -
                              -------------------------------------------------------------------
  Total debt securities       $    509       3.68%      $ 1,552       2.67%    $ 8,059       3.83%
                              ========                  =======                =======

                                  After ten years                                      Total
                                Amount     Yield (1)                              Amount    Yield (1)

U.S. Government agencies      $     -           -                              $  9,544       3.75%
Mortgage-backed securities      24,163       3.32                                24,163       3.32
Municipals                         528       5.41                                 1,104       3.68
                              --------       -----                             --------       -----
  Total debt securities       $ 24,691       3.36%                             $ 34,811       3.45%
                              ========       =====                             ========       =====


(1) The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. Yields for tax-free municipal securities are shown as a tax equivalent yield.

                                 LOAN PORTFOLIO

Types of Loans
--------------

         The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan.
                                                       December 31,
                                               2003                  2002
                                            -------------------------------
                                                  (Dollars in Thousands)

Commercial                                  $  33,997             $  30,514
Real estate-construction                       34,596                27,368
Real estate-mortgage                           87,780                70,313
Consumer installment and other                 12,104                14,216
                                            ---------             ---------
                                              168,477               142,411
Less allowance for loan losses                 (3,163)               (2,126)
                                            ---------             ---------
Net loans                                   $ 165,314             $ 140,285
                                            =========             =========


Maturities and Sensitivities of Loans to Changes in Interest Rates
------------------------------------------------------------------

         Total loans as of December 31, 2003 are shown in the following table according to contractual maturity classifications:

     o    one year or less,
     o    after one through five years, and
     o    after five years.

                                            (Dollars in Thousands)
Commercial
    One year or less                             $  20,886
    After one through five years                    11,700
    After five years                                 1,411
                                                 ---------
                                                 $  33,997
                                                 ---------

Construction
    One year or less                             $  28,814
    After one through five years                     5,782
    After five years                                     -
                                                 ---------
                                                 $  34,596
                                                 ---------

Other
    One year or less                             $  47,946
    After one through five years                    41,207
    After five years                                10,731
                                                 ---------
                                                 $  99,884
                                                 ---------

Total                                            $ 168,477
                                                 =========

         The following table summarizes loans at December 31, 2003 with the due dates after one year that have predetermined and floating or adjustable interest rates.

                                                    (Dollars in Thousands)

Predetermined interest rates                              $  29,359
Floating or adjustable interest rates                        41,472
                                                          ---------
                                                          $  70,831
                                                          =========

Risk Elements
-------------

         Information with respect to nonaccrual, past due, restructured and other problem loans at December 31, 2003 and 2002 is as follows:

                                                              December 31,
                                                         2003            2002
                                                       ---------------------
                                                       (Dollars in Thousands)

Nonaccrual loans                                       $ 1,137        $   323
Loans contractually past due ninety
     days or more as to interest or
     principal payments and still accruing                  71            995
Restructured loans                                           0              0
Potential problem loans                                  2,727          1,913
Interest income that would have been recorded
     on nonaccrual and restructured loans under
     original terms                                        147             18
Interest income that was recorded on
     nonaccrual and restructured loans                       0              0

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

                                              Years Ended December 31,
                                                2003        2002
                                              --------------------
                                             (Dollars in Thousands)

Average amount of loans outstanding           $157,741    $132,319
                                              ========    ========

Balance of allowance for loan losses
         at beginning of year                 $  2,126    $  1,252
                                              ========    ========

Loans charged off
         Commercial and financial                1,828        --
         Real estate- mortgage                      77         120
         Installment                               754          35
                                              --------     -------
                                                 2,659         155
                                              --------     -------

Loans recovered
         Commercial and financial                 --             6
         Real estate mortgage                     --          --
         Installment                                19           3
                                              --------     -------
                                                    19           9
                                              --------     -------

Net charge-offs                                  2,640         146
                                              --------     -------

Additions to allowance charged to operating
         expense during year                     3,677       1,020

Balance of allowance for loan losses
         at end of year                       $  3,163    $  2,126
                                              ========    ========

Ratio of net loans charged off during the
         year to average loans outstanding        1.67%        .11%
                                                  ====         ===

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

         As of December 31, 2003 and 2002, we had made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                                 December 31, 2003               December 31, 2002
                                        Percent of loans in              Percent of loans in
                                           each category                     each category
                                Amount     to total loans      Amount      to total loans
                               -------------------------------------------------------------
                                              (Dollars in Thousands)

Commercial                     $   664          20%           $   468             22%
Real estate - construction         633          21                319             19
Real estate - mortgage           1,645          52              1,063             49
Consumer installment
     loans and other               221           7                276             10
                               -------         ---            -------            ---
                               $ 3,163         100%           $ 2,126            100%
                               =======         ===            =======            ===

                                    DEPOSITS

         Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits is presented below. (1)

                                                                  Years Ended December 31,
                                                          2003                                   2002
                                                Amount           Percent                Amount          Percent
                                              -----------------------------------------------------------------
                                                                     (Dollars in Thousands)
Noninterest-bearing demand deposits           $  17,275               -%              $  12,918              -%
Interest-bearing demand deposits                 78,905            1.83                  49,665           2.36
Savings deposits                                  2,323            0.39                   2,099           1.48
Time deposits                                    69,483            3.49                  67,895           4.35
                                              ---------                               ---------
                                              $ 167,986                               $  93,074
                                              =========                               =========

(1) Average balances were determined using the daily average balances during the year.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2003 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                                                   (Dollars in Thousands)

Three months or less                                      $  6,694
Over three months through six months                         3,220
Over six through twelve months                               2,975
Over twelve months                                          14,501
                                                          --------
         Total                                            $ 27,390
                                                          ========


                   RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

         The following rate of return information for the year indicated is presented below.

                                             Years Ended December 31,
                                               2002         2001
                                             ------------------------

Return on assets (1)                           (.31)%        .33%
Return on equity (2)                          (2.88)        3.05
Dividend payout ratio (3)                         -            -
Equity to assets ratio (4)                    10.63        10.67

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

ITEM 7 - FINANCIAL STATEMENTS
-----------------------------




                      CHESTATEE BANCSHARES, INC.
                           AND SUBSIDIARIES

                     CONSOLIDATED FINANCIAL REPORT

                           DECEMBER 31, 2003

                           CHESTATEE BANCSHARES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 2003




                                TABLE OF CONTENTS
                                -----------------


                                                                            Page
                                                                            ----

INDEPENDENT AUDITOR'S REPORT.................................................F-1

FINANCIAL STATEMENTS

     Consolidated balance sheets.............................................F-2
     Consolidated statements of operations...................................F-3
     Consolidated statements of comprehensive income (loss)..................F-4
     Consolidated statements of stockholders' equity.........................F-5
     Consolidated statements of cash flows...................................F-6
     Notes to consolidated financial statements...................F-7 through 26

                          INDEPENDENT AUDITOR'S REPORT


         We have audited the accompanying consolidated balance sheets of Chestatee Bancshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income
(loss), stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chestatee Bancshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                             /s/ MAULDIN & JENKINS, LLC




Atlanta, Georgia
February 13, 2004

                           Chestatee Bancshares, Inc.
                                and Subsidiaries

                           Consolidated Balance Sheets
                     Years Ended December 31, 2003 and 2002

                            Assets                                   2003            2002
                            ------
Cash and due from banks                                        $   3,688,806   $   3,516,119
Interest-bearing deposits in banks                                 1,893,603       1,328,541
Federal funds sold                                                 5,938,000       5,946,000
Securities available-for-sale, at fair value                      34,810,306      14,568,644
Securities held-to-maturity, fair value of $404,000 for 2002               -         399,940
Restricted equity securities                                       1,035,000         642,500
                                                                                           0
Loans                                                            168,476,894     142,411,278
Less allowance for loan losses                                     3,162,548       2,126,188
                                                               -------------   -------------
          Loans, net                                             165,314,346     140,285,090
                                                               -------------   -------------

Premises and equipment                                             8,324,749       6,065,481
Other assets                                                       4,967,289       2,660,392
                                                               -------------   -------------

          Total assets                                         $ 225,972,099   $ 175,412,707
                                                               =============   =============

            Liabilities and Stockholders' Equity
            ------------------------------------

Deposits
    Noninterest-bearing                                        $  16,972,313   $  13,275,075
    Interest-bearing                                             166,565,903     130,445,806
                                                               -------------   -------------
          Total deposits                                         183,538,216     143,720,881
Other borrowings                                                  20,700,000      10,250,000
Other liabilities                                                    681,374       1,222,589
                                                               -------------   -------------
          Total liabilities                                      204,919,590     155,193,470
                                                               -------------   -------------

Commitments and contingencies

Stockholders' equity
    Common stock, no par value; 20,000,000 shares
      authorized: 3,106,000 shares issued and outstanding         21,414,341      19,618,713
       prior year: 2,925,690 shares issued and outstanding
    Retained earnings (deficit)                                      (83,346)        540,344
    Accumulated other comprehensive income (loss)                   (278,486)         60,180
                                                               -------------   -------------
          Total stockholders' equity                              21,052,509      20,219,237
                                                               -------------   -------------
          Total liabilities and stockholders' equity           $ 225,972,099   $ 175,412,707
                                                               =============   =============

                 See Notes to Consolidated Financial Statements

                           Chestatee Bancshares, Inc.
                                and Subsidiaries

                      Consolidated Statements of Operations
                     Years Ended December 31, 2003 and 2002

                                                       -------------    ------------
                                                            2003            2002
                                                       -------------    ------------
Interest income
    Loans                                               $ 10,965,489    $ 10,044,750
    Taxable securities                                       695,376         416,589
    Nontaxable securities                                     14,502            --
    Federal funds sold                                       125,619         145,840
    Interest-bearing deposits in banks                        29,133          47,045
                                                        ------------    ------------
              Total interest income                       11,830,119      10,654,224
                                                        ------------    ------------
Interest expense
    Deposits                                               3,881,278       4,156,745
    Other borrowings                                         290,856         299,033
                                                        ------------    ------------
              Total interest expense                       4,172,134       4,455,778
                                                        ------------    ------------

              Net interest income                          7,657,985       6,198,446
Provision for loan losses                                  3,676,614       1,019,658
                                                        ------------    ------------
              Net interest income after
                provision for loan losses                  3,981,371       5,178,788
                                                        ------------    ------------
Other income
      Service charges and fees                               852,391         628,893
      Gains on sales of securities available-for-sale         53,637            --
      Other operating income                                 516,892         341,909
                                                        ------------    ------------
              Total other income                           1,422,920         970,802
                                                        ------------    ------------
Other expenses
    Salaries and employee benefits                         3,197,285       2,752,548
    Occupancy and equipment expenses                       1,046,668         765,940
    Other operating expenses                               2,207,406       1,866,692

                                                        ------------    ------------
              Total other expenses                         6,451,359       5,385,180
                                                        ------------    ------------

              Net income (loss) before income tax
                  expense (benefit)                       (1,047,068)        764,410

Income tax expense  (benefit)                               (423,378)        234,286
                                                        ------------    ------------

              Net income (loss)                             (623,690)        530,124
                                                        ============    ============


Basic earnings (losses) per share                       $      (0.20)   $       0.20
                                                        ============    ============

Diluted earnings (losses) per share                     $      (0.20)   $       0.19
                                                        ============    ============

                 See Notes to Consolidated Financial Statements

                           Chestatee Bancshares, Inc.
                                and Subsidiaries

             Consolidated Statements of Comprehensive Income (Loss)
                     Years Ended December 31, 2003 and 2002

                                                                       2003        2002
                                                                    ----------   ---------
Net income (loss)                                                   $(623,690)   $ 530,124

Other comprehensive income:
        Unrealized holding gains (losses) on securities
           available-for-sale arising during period, net of
           tax (benefits) of $(166,654) and $34,606, respectively    (305,411)      56,789

        Reclassifications adjustment for gains realized in
           net income, net of taxes of $20,382                        (33,255)        --
                                                                    ---------    ---------

Other comprehensive income (loss)                                    (338,666)      56,789
                                                                    ---------    ---------

Comprehensive income (loss)                                         $(962,356)   $ 586,913
                                                                    =========    =========

                 See Notes to Consolidated Financial Statements

                           Chestatee Bancshares, Inc.
                                and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                     Years Ended December 31, 2003 and 2002

                                                                                Accumulated
                                           Common Stock            Retained        Other           Total
                                  ---------------------------
                                                    Amount         Earnings     Comprehensive   Stockholders'
                                    Shares          Paid In       (Deficit)     Income (Loss)      Equity
                                  -----------   -------------   ------------    ------------    ------------
Balance, December 31, 2001          2,275,000     13,169,370          10,220           3,391      13,182,981
    Net income                           --             --           530,124            --           530,124
    Issuance of common stock          650,690      6,506,900            --         6,506,900
    Stock issue costs                    --          (57,557)           --              --           (57,557)
    Other comprehensive income           --             --              --            56,789          56,789
                                 ------------   ------------    ------------    ------------    ------------
Balance, December 31, 2002          2,925,690   $ 19,618,713    $    540,344    $     60,180    $ 20,219,237
    Net income                           --             --          (623,690)           --          (623,690)
    Issuance of common stock          180,310      1,795,628            --         1,795,628
    Stock issue costs                    --             --              --
    Other comprehensive income           --             --              --          (338,666)       (338,666)
                                 ------------   ------------    ------------    ------------    ------------
Balance, December 31, 2003          3,106,000   $ 21,414,341    $    (83,346)   $   (278,486)   $ 21,052,509
                                 ============   ============    ============    ============    ============

                 See Notes to Consolidated Financial Statements

                           Chestatee Bancshares, Inc.
                                and Subsidiaries

                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2003 and 2002

                                                                        2003           2002
                                                                   -------------   ------------
OPERATING ACTIVITIES
    Net income  (loss)                                             $   (623,690)   $    530,124
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Depreciation                                                    552,267         353,126
        Deferred Income taxes                                          (118,016)       (248,703)
        Provision for loan losses                                     3,676,614       1,019,658
        Provision for losses on other real estate owned                  41,015            --
        Amortization and accretion                                      154,013            --
        Gain on sale of securities available-for-sale                   (53,637)           --
        Increase in interest receivable                                 (45,369)       (297,758)
        Increase (decrease) in interest payable                        (105,667)         64,102

        Net other operating activities                               (2,347,038)        742,026
                                                                   ------------    ------------

              Net cash provided by operating activities               1,130,492       2,162,575
                                                                   ------------    ------------

INVESTING ACTIVITIES
    Net increase in interest-bearing deposits in banks                 (565,062)        (28,611)

    Net decrease in federal funds sold                                    8,000       9,372,000
    Purchases of securities available-for-sale                      (40,717,307)    (16,472,093)
    Proceeds from maturities of securities available-for-sale        15,136,253       2,500,000
    Proceeds from sales of securities available-for-sale              4,713,214            --
    Proceeds from maturities of securities held-to-maturity             399,940            --
    Purchase of restricted equity securities                           (392,500)           --
    Net increase in loans                                           (28,791,771)    (30,056,089)
    Purchase of premises and equipment                               (2,811,535)     (1,359,644)
                                                                   ------------    ------------

              Net cash used in investing activities                 (53,020,768)    (36,044,437)
                                                                   ------------    ------------

FINANCING ACTIVITIES
    Net increase in deposits                                         39,817,335      30,099,210
    Net proceeds from other borrowings                               10,450,000      (2,600,000)
    Proceeds from sale of common stock                                1,743,100       6,419,319
    Net increase due to exercise of options                              52,528            --
                                                                   ------------    ------------

              Net cash provided by financing activities              52,062,963      33,918,529
                                                                   ------------    ------------

Net increase in cash and due from banks                                 172,687          36,667

Cash and due from banks, beginning of period                          3,516,119       3,479,452
                                                                   ------------    ------------

Cash and due from banks, end of period                             $  3,688,806    $  3,516,119
                                                                   ============    ============

SUPPLEMENTAL DISCLOSURES
    Cash paid for:
          Interest                                                 $  4,277,801    $  4,391,676
          Income taxes                                             $  1,358,681    $    (82,576)
    Principal balances of loans transferred to other real estate   $     85,901    $  1,074,816
    Financed sales of other real estate owned                      $    134,930    $    830,154

     Accrued stock issue costs                                     $          0    $     32,970

                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations

         Chestatee Bancshares, Inc. (the "Company") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, Chestatee State Bank (the "Bank"), Chestatee Residential Mortgage, Inc. ("CRM"), and Chestatee Financial Services, Inc. ("CFS"). The Bank is a commercial bank located in Dawsonville, Dawson County, Georgia. The Bank provides a full range of banking services in its primary market area of Dawson County and the surrounding counties. CRM, which as a member in Guaranty Mortgage Services, LLC, a nonaffiliated company, provides residential mortgage lending and origination services to customers in the Bank's primary market area. CFS provides investment and financial services to customers in the Bank's primary market area. CRM and CFS commenced operations in 2001.

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

         Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and contingent assets and liabilities. The determination of the adequacy of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans and the valuation of foreclosed real estate, management obtains independent appraisals for significant collateral.

         Cash, Due From Bank and Cash Flows

         For purposes of reporting cash flows, cash and due from banks include cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, interest-bearing deposits in banks, federal funds sold, deposits and other borrowings are reported net.

         The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $692,000 at December 31, 2003.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Securities (Continued)

         The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the settlement date. Declines in the fair value of held-to-maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

         Loans

         Loans are reported at their outstanding unpaid principal balances less unearned income and the allowance for loan losses. Interest income is accrued on the outstanding principal balance. Nonrefundable loan fees and costs for loans are deferred and recognized as an adjustment of the related loan yield over the life of the loan using a method which approximates a level yield.

         The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income, unless management believes that the accrued interest is recoverable through the liquidation of collateral. Interest income on nonaccrual loans is recognized on the cash-basis or cost-recovery method, until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts are brought current and future payments are reasonably assured.

         A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.

         Allowance for Loan Losses

         The allowance for loan losses is established through a provision for loan losses charged to expense. Loans losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

         The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, concentrations and current economic conditions that may affect the borrower's ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Allowance for Loan Losses (Continued)

         The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

         Premises and Equipment

         Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally by straight-line methods over the estimated useful lives of the assets. Other Real Estate Owned

         Other real estate owned represents properties acquired through or in lieu of loan foreclosure and are initially recorded at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed. The carrying amount of other real estate owned was $136,303 and $226,348 at December 31, 2003 and 2002, respectively.

         Income Taxes

         Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

         Stock Based Compensation

         At December 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 8. The Company accounts for those plans under the recognition and measurement principles of APB Opinion N. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost related to those plans is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The company also has remaining options outstanding that were granted to certain executive officers under employee agreements. Options earned under those agreements were granted at prices based upon the year-end book value of the Company. The Company recognized no compensation costs under the employee agreements during the years ended December 31, 2003 and 2002. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        Years Ended December 31,
                                                        ------------------------
                                                            2003         2002
                                                        ----------    ----------

Net income (loss), as reported                          $ (623,690)   $ 530,124
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects       (74,801)     (63,557)
                                                        -----------   ----------
Pro forma net income (loss)                             $ (698,491)   $ 466,567
                                                        ===========   ==========
Earnings (losses) per share:
     Basic - as reported                                $     (.20)   $     .20
                                                        ===========   ==========
     Basic - pro forma                                  $     (.23)   $     .17
                                                        ===========   ==========
     Diluted - as reported                              $     (.20)   $     .19
                                                        ===========   ==========
     Diluted - pro forma                                $     (.22)   $     .17
                                                        ===========   ==========

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

         Recent Accounting Standards

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". The Statement amends Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect on reported results of operations. The disclosure requirements of the statement are required for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company has not adopted Statement No. 123 for accounting for stock-based compensation as of December 31, 2003; however all required disclosures of Statement No. 148 are included above under the heading "Stock-Based Compensation".

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Recent Accounting Standards (Continued)

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34". The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the interpretation did not have a material effect on the Company's financial condition or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51", and on December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities" which replaced FIN 46. The interpretation addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity subject to consolidation according to the provisions of the interpretation. The revised interpretation provided for special effective dates for entities that had fully or partially applied the original interpretation as of December 24, 2003. Otherwise, application of the interpretation is required in financial statements of public entities that have interests in special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to variable interest entities other than SPEs and by nonpublic entities to all types of variable interest entities is required at various dates in 2004 and 2005. The interpretations have not had a material effect on the Company's financial condition or results of operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SECURITIES

         The amortized cost and fair value of securities are summarized as follows:

                                                                Gross           Gross
                                    Amortized   Unrealized    Unrealized        Fair
                                       Cost       Gains        Losses          Value
                                  ------------   ---------   -----------   -------------
Securities Available-for-Sale
 December 31, 2003:
 U.S. Government and
    agency securities             $  9,654,284   $ 12,082    $ (122,449)   $   9,543,917
 State, county and municipal
    Securities                       1,140,818          -       (37,099)       1,103,719
 Mortgage-backed securities         24,444,142      8,961      (290,433)      24,162,670
                                  ------------   --------    -----------   -------------
                                    35,239,244     21,043      (449,981)      34,810,306
                                  ============   ========    ===========   =============

  December 31, 2002:
  U.S. Government and
     agency securities            $ 14,471,780   $ 97,401    $     (537)   $  14,568,644
                                  ============   ========    ===========   =============

Securities Held-to-Maturity
 December 31, 2003:
 U.S. Government and
    agency securities             $         -    $      -    $        -    $           -
                                  ============   ========    ===========   ==============

 December 31, 2002:
 U.S. Government and
    agency securities             $    399,940   $  4,060    $        -    $     404,000
                                  ============   ========    ===========   =============

    Securities with a carrying value of $26,102,539 and $760,440 at December 31, 2003 and 2002 were pledged to secure public deposits and for other purposes required or permitted by law. At December 31, 2003, there were no securities that have been in a continuous unrealized loss position for more than twelve months.

    The amortized cost and fair value of debt securities as of December 31, 2003 by contractual maturity are shown below.

                                    Securities
                                Available-for-Sale
                             ------------------------
                               Amortized      Fair
                                Cost          Value
                             -----------   -----------
Due in less than one year    $   499,801   $   509,375
Due from one to five years     1,574,545     1,552,139

Due from five to ten years     8,160,756     8,058,604
Due after ten years              560,000       527,518
                             -----------   -----------
                             $10,795,101   $10,647,636
Mortgage-backed securities   $24,444,142   $24,162,670
                             -----------   -----------
                             $35,239,244   $34,810,306
                             ===========   ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  LOANS

         The composition of loans is summarized as follows:

                                                                           December 31,
                                                              -------------------------------------
                                                                     2003               2002
                                                              -----------------    ----------------
Commercial and industrial                                     $     33,997,000     $    30,514,000
Real estate - construction                                          34,596,000          27,368,000
Real estate - mortgage                                              87,780,000          70,355,000
Consumer and other                                                  12,202,000          14,216,000
                                                              -----------------    ----------------
                                                                   168,575,000         142,453,000
Unearned income                                                       (98,106)            (41,722)
Allowance for loan losses                                          (3,162,548)         (2,126,188)
                                                              -----------------    ----------------
Loans, net                                                    $    165,314,346     $   140,285,090
                                                              =================    ================

  Changes in the allowance for loan losses are as follows:

                                                                    Years Ended December 31,
                                                              -------------------------------------
                                                                    2003                2002
                                                              -----------------    ----------------
Balance, beginning of year                                    $      2,126,188     $     1,252,461
   Provision for loan losses                                         3,676,614           1,019,658
   Loans charged off                                               (2,659,426)           (155,273)
   Recoveries of loans previously charged off                           19,172               9,342
                                                              -----------------    ----------------
Balance, end of year                                          $      3,162,548     $     2,126,188
                                                              =================    ================

         The total recorded investment in impaired loans was $1,136,648 and $323,388 at December 31, 2003 and 2002, respectively. There were no impaired loans that had related allowances for loan losses determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, at December 31, 2003 and 2002. The average recorded investment in impaired loans for 2003 and 2002 was $1,931,764 and $532,055, respectively. Interest income recognized for cash payments received on impaired loans was not material for the years ended December 31, 2003 and 2002.

         In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2003 are as follows:

Balance, beginning                                       $  15,906,442
   Advances                                                 17,179,080
   Repayments                                              (15,322,823)
                                                         -------------
Balance, ending                                          $  17,762,699
                                                         =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows:

                                                                  December 31,
                                                         --------------------------------
                                                             2003              2002
                                                         --------------    --------------
Land                                                     $     1,405,872    $   1,405,873
Buildings                                                      5,514,445        3,459,370
Equipment                                                      2,853,365        1,950,693
Construction and equipment installation in progress                    -          206,780
                                                         ----------------   --------------
                                                               9,773,682        7,022,716
Accumulated depreciation                                     (1,448,933)        (957,235)
                                                         ----------------   --------------
                                                         $     8,324,749    $   6,065,481
                                                         ================   ==============

         Lease

         The Company leased certain of its administrative office facilities under a noncancelable operating lease agreement from an entity owned by the Board of Directors. The Company also leased certain of its branch facilities under various other noncancelable operating lease agreements. In September of 2003, the Company purchased the building housing its administrative office facilities. The Company's operating lease of its branch facility expired March 31, 2003. The lease was not renewed. At December 31, 2003, the Company was not under any lease agreements.

         Total rental expense is summarized as follows:

                                                            Years Ended December 31,
                                                         --------------------------------
                                                             2003              2002
                                                         --------------    --------------
Related party                                            $      30,375     $      49,236
Other third parties                                             7, 500            18,250
                                                         --------------    --------------
                                                         $      37,875     $      67,486
                                                         ==============    ==============

NOTE 5.  DEPOSITS

         The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2003 and 2002 was $29,515,000 and $32,071,000,
         respectively. The Company had brokered certificates of deposit at December 31, 2003 and 2002 of $5,000,000 and $3,594,000, respectively.
         The scheduled maturities of time deposits at December 31, 2003 are as follows:

2004                                                     $  37,611,873
2005                                                        19,483,120
2006                                                         1,801,934
2007                                                         3,107,015
2008                                                         1,107,591
Thereafter                                                       3,339
                                                         --------------
                                                         $  63,114,872
                                                         ==============

         At December 31, 2003 and 2002, overdraft demand deposits reclassified to loans totaled $49,676 and $67,789, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  OTHER BORROWINGS

         Other borrowings consist of the following:

                                                                                      December 31,
                                                                           --------------------------------
                                                                               2003              2002
                                                                           --------------    --------------
Adjustable rate advance from Federal Home Loan Bank with
   interest payable quarterly (interest rate adjusts quarterly, 1.20%
      at December 31, 2003), matures June 20, 2005.                        $   1,250,000     $   8,250,000
   Fixed rate advance from Federal Home Loan Bank with interest
      payable monthly at 2.17%, matures January 18, 2005.                      4,600,000                 -
   Fixed rate advance from Federal Home Loan Bank with interest
      payable monthly at 1.99%, matures June 20, 2006.                         1,250,000                 -
   Fixed rate advance from Federal Home Loan Bank with interest
       payable monthly at 2.84%, matures June 20, 2008.                        1,250,000
   Fixed rate advance from Federal Home Loan Bank with interest
     payable monthly at 2.59%, matures September 26, 2006.                     5,000,000                 -
   Fixed rate advance from Federal Home Loan Bank with interest
      payable monthly at 2.50%, matures June 20, 2007                          1,250,000                 -
   Fixed rate advance from Federal Home Loan Bank with interest
      payable monthly at 2.75%, matures October 3, 2006                        1,000,000                 -
   Fixed rate advance from Federal Home Loan Bank with interest
      payable monthly at 2.38%, matures December 12,2005.                      5,100,000                 -
   Fixed rate advance from Federal Home Loan Bank with interest
      payable monthly at 2.99%, matures April 3, 2003.                                 -         1,000,000
   Fixed rate advance from Federal Home Loan Bank with interest
      payable monthly at 3.30%, matures October 3, 2003.                               -         1,000,000
                                                                           --------------    --------------
                                                                           $  20,700,000     $  10,250,000
                                                                           ==============    ==============

         The advances from the Federal Home Loan Bank are secured by a certain qualifying loans of approximately $10 million, approximately $17 million in mortgage-backed securities, and Federal Home Loan Bank stock of $1 million.

         Contractual maturities of other borrowings as of December 31, 2003 are as follows:

      2005                                                    $  10,950,000
      2006                                                        7,250,000
      2007                                                        1,250,000
      2008                                                        1,250,000
      Thereafter                                                        -
                                                              --------------
                                                              $  20,700,000
                                                              ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  EMPLOYEE AND DIRECTOR BENEFIT PLANS

         Deferred Compensation Plans

         The Company has a deferred compensation plan providing for death and retirement benefits for its chief executive officer and executive vice president. The estimated amounts to be paid under the compensation plan are being funded through the purchase of life insurance policies on the officers. The balance of the policy cash surrender values included in other assets at December 31, 2003 and 2002 is $1,065,985 and $628,910,
         respectively. Income recognized on the policies amounted to $36,150 and $30,549. The balance of deferred compensation included in other liabilities at December 31, 2003 and 2002 is $95,914 and $16,200, respectively. Expense recognized for deferred compensation was $79,714 and $12,960 for the years ended December 31, 2003 and 2002, respectively.

         401(K) Plan

         The Company has a 401(K) plan available to all eligible employees, subject to certain minimum age and service requirements. Contributions charged to expense were $45,237 and $29,360 for the years ended December 31, 2003 and 2002, respectively.

NOTE 8.  Stock BASED Compensation

         The Company has two stock option plans and has reserved a total of 300,000 options for grant to the Company's officers and directors. Options are granted at the fair value of the Company's common stock at the date of grant and expire ten years from the date of grant.

         The Company also has outstanding options related to previous employee agreements with certain of its executive officers whereby stock options are earned based upon the performance of the Company. Options earned under these agreements are priced at the Company's book value as of year-end and expire ten years from the date the options are earned.

         Other pertinent information related to the options follows:

                                                       2003                         2002
                                            ---------------------------- ---------------------------
                                                           Weighted-                    Weighted-
                                                            Average                      Average
                                                            Exercise                     Exercise
                                              Shares         Price         Shares         Price
                                            ------------ --------------- ------------  -------------
  Under option, beginning of year               270,000        8.06         244,000        7.85
     Granted                                     11,000       10.00          26,000       10.00
     Exercised                                  (6,000)        5.26
     Cancelled
                                            ------------                ------------
  Under option, end of year                     275,000        8.20         270,000        8.06
                                            ============                ============

  Exercisable, end of year                      260,001        8.09         231,000        7.85
                                            ============                ============
  Weighted-average fair value of options
     granted during the year                $      3.43                 $      3.34

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Information pertaining to options outstanding at December 31, 2003 is as follows:

                                       Options Outstanding                     Options Exercisable
                          ----------------------------------------------  ------------------------------
                                            Weighted-
                                             Average        Weighted-                       Weighted-
                                            Remaining        Average                         Average
   Range of                  Number        Contractual       Exercise        Number         Exercise
Exercise Prices            Outstanding         Life           Price        Exercisable        Price
------------------------- --------------  ---------------  -------------  --------------  --------------
  $4.75 - $5.82                  16,000       6.50 years    $  4.89           16,000        $  4.89
  $8.00 - $10.00                259,000       8.19 years       8.40          244,001           8.30
                          --------------                                   ----------
                                275,000       7.69 years       8.20          260,001           8.09
                          ==============                                   ==========

         The fair value of the options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

                                                                Years Ended December 31,
                                                               -------------------------
                                                                2003             2002
                                                               -----------    ----------
Dividend yield (as a percent of the fair value of the stock)         0%              0%
Expected life                                                  10 years        10 years
Expected volatility                                               0.01%           0.01%
Risk-free interest rate                                           4.25%           4.11%


NOTE 9.  INCOME TAXES

         Income tax expense consists of the following:

                                                      Years Ended December 31,
                                                  ------------------------------
                                                     2003             2002
                                                  -------------    -------------

Current                                           $  (305,362)          482,989
Deferred                                             (118,016)        (248,703)

                                                  -------------   --------------
     Income tax expense (benefit)                 $  (423,378)          234,286
                                                  =============   ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:


                                                2003                2002
                                            ---------------------------------
                                               Amount                Amount
                                            -----------           -----------

Income taxes at statutory rate               $(356,002)            $ 259,900
Tax-free income                                (34,261)               (3,882)
Surtax exemption                                 9,981                  --
State income tax (benefit)                     (36,177)              (12,560)
Other items                                     (6,918)               (9,172)
                                             ---------             ---------
     Income tax expense (benefit)            $(423,378)            $ 234,286
                                             =========             =========

      The components of deferred income taxes are as follows:

                                                       December 31,
                                             ------------------------------
                                                 2003               2002
                                             ----------         -----------
Deferred tax assets:
   Loan loss reserves                        $  871,270         $  624,835
   Deferred loan fees                            36,523             75,322
   Preopening and organization costs              4,337             17,684
   Stock options                                 12,740             19,079
   Deferred compensation                         36,194              6,113
   Nonaccrual loans                              36,362               --
   Contributions                                 17,225               --
   Other                                         14,690              6,792
   Securities available-for-sale                150,452
                                             ----------         ----------
                                              1,179,793            749,825
                                             ----------         ----------
Deferred tax liabilities:
   Depreciation                                 340,491            178,991
   Securities available-for-sale                   --               36,684
                                             ----------         ----------
                                                340,491            215,675
                                             ----------         ----------

          Net deferred tax assets            $  839,302         $  534,150
                                             ==========         ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. EARNINGS (LOSSES) PER SHARE

         Presented below is a summary of the components used to calculate basic and diluted earnings (losses) per share.

                                                    Years Ended December 31,
                                                   --------------------------
                                                      2003             2002
                                                   -----------    -----------

Basic Earnings (Losses) Per Share:
   Weighted average common shares outstanding        3,062,055      2,669,385
                                                   ===========    ===========

   Net income (loss)                               $  (623,690)   $   530,124
                                                   ===========    ===========

   Basic earnings (losses) per share               $      (.20)   $       .20
                                                   ===========    ===========

Diluted Earnings (Losses) Per Share:
   Weighted average common shares outstanding        3,062,055      2,669,385
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year          51,414         52,456
                                                   -----------    -----------
   Total weighted average common shares and
      common stock equivalents outstanding           3,113,469      2,721,841
                                                   ===========    ===========

   Net income (loss)                               $  (623,690)   $   530,124
                                                   ===========    ===========

   Diluted earnings (losses) per share             $      (.20)   $       .19
                                                   ===========    ===========


NOTE 11. COMMITMENTS AND CONTINGENCIES

         Loan Commitments

         The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit, standby letters of credit and credit card commitments. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets. The majority of all commitments to extend credit and standby letters of credit are variable rate instruments.

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. A summary of the Company's commitments is as follows:

                                                     December 31,
                                          -----------------------------------
                                                2003               2002
                                          ----------------   ----------------

Commitments to extend credit              $    32,209,000    $    18,952,000
Financial standby letters of credit             1,408,000          1,583,000
Credit card commitments                         3,775,000          3,358,000
                                          ----------------   ----------------
                                          $    37,392,000    $    23,893,000
                                          ================   ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Loan Commitments (Continued)

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

         At December 31, 2003 and 2002, the carrying amount of liabilities related to the Company's obligation to perform under financial standby letters of credit was insignificant. The Company has not been required to perform on any financial standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2003 and 2002.

         Contingencies

         In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.


NOTE 12. CONCENTRATIONS OF CREDIT

         The Company originates primarily commercial, residential, and consumer loans to customers in Dawson County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in the Dawson County area.

         Seventy-four percent of the Company's loan portfolio is concentrated in real estate loans, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in
         Note 3.

         The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $5,230,000.

NOTE 13. Regulatory Matters

         The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2003, no dividends could be paid without regulatory approval.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2003 and 2002, the Company and the Bank met all capital adequacy requirements to which they are subject.

         As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category. Prompt corrective action provisions are not applicable to bank holding companies.

         The Company and the Bank's actual capital amounts and ratios are presented in the following table.

                                                                                               To Be Well
                                                                          For Capital       Capitalized Under
                                                                          Adequacy         Prompt Corrective
                                                   Actual                 Purposes         Action Provisions
                                            ----------------------   -------------------   -------------------
                                             Amount       Ratio       Amount     Ratio      Amount     Ratio
                                            ----------   ---------   ----------  -------   ---------   -------
                                                                 (Dollars in Thousands)
                                            ------------------------------------------------------------------
December 31, 2003:
Total Capital to Risk Weighted Assets
   Consolidated                             $  23,699      12.55%    $  15,105       8%    $    N/A       N/A
   Bank                                     $  23,286      12.34%    $  15,097       8%    $ 18,872       10%
Tier I Capital to Risk Weighted Assets
   Consolidated                             $  21,330      11.30%    $   7,552       4%    $    N/A       N/A
   Bank                                     $  20,917      11.08%    $   7,549       4%    $ 11,323        6%
Tier I Capital to Average Assets
   Consolidated                             $  21,330       9.37%    $   9,103       4%    $    N/A       N/A
   Bank                                     $  20,917       9.20%    $   9,098       4%    $ 11,373        5%

 December 31, 2002:
 Total Capital to Risk Weighted Assets
    Consolidated                            $  22,038      14.67%    $  12,018       8%    $    N/A       N/A
    Bank                                    $  21,132      14.08%    $  12,008       8%    $ 15,010       10%
 Tier I Capital to Risk Weighted Assets
    Consolidated                            $  20,159      13.42%    $   6,009       4%    $    N/A       N/A
    Bank                                    $  19,253      12.83%    $   6,004       4%    $  9,006        6%
 Tier I Capital to Average Assets
    Consolidated                            $  20,159      11.42%    $   7,062       4%    $    N/A       N/A
    Bank                                    $  19,253      10.96%    $   7,025       4%    $  8,781        5%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair value is based on discounted cash flows or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Values of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

         The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

         Cash, Due From Banks, Interest-Bearing Deposits at Other Financial Institutions and Federal Funds Sold: The carrying amount of cash, due from banks, interest-bearing deposits at other financial institutions and federal funds sold approximates fair value.

         Securities: Fair value of securities is based on available quoted market prices. The carrying amount of equity securities with no readily determinable fair value approximates fair value.

         Loans: The carrying amount of variable-rate loans that reprice frequently and have no significant change in credit risk approximates fair value. The fair value of fixed-rate loans is estimated based on discounted contractual cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of impaired loans is estimated based on discounted contractual cash flows or underlying collateral values, where applicable.

         Deposits: The carrying amount of demand deposits, savings deposits, and variable-rate certificates of deposit approximates fair value. The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.

         Other Borrowings: The carrying amount of variable rate borrowings approximate fair value. The fair value of fixed rate other borrowings are estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements.

         Accrued Interest: The carrying amount of accrued interest approximates their fair value.

         Off-Balance Sheet Instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees charged to enter into such agreements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Off-Balance Sheet Instruments (Continued):

         The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                                December 31,
                                     --------------------------------------------------------------------
                                                   2003                               2002
                                     ---------------------------------   --------------------------------
                                        Carrying            Fair            Carrying           Fair
                                         Amount            Value             Amount           Value
                                     ---------------   ---------------   ---------------  ---------------
Financial assets:
   Cash, due from banks, interest-
      bearing deposits in banks,
      and funds sold                 $   11,520,409    $   11,520,409    $   10,790,660   $   10,790,660
   Securities available-for-sale         34,810,306        34,810,306        14,568,644       14,568,644
   Securities held-to-maturity                    -                 -           399,940          404,000
   Restricted equity securities           1,035,000         1,035,000           642,500          642,500
   Loans                                168,476,894       169,021,000       140,285,090      143,148,200
   Accrued interest receivable            1,119,512         1,119,512         1,074,143        1,074,143

Financial liabilities:
   Deposits                             183,538,216       184,558,430       143,720,881      144,822,869
   Other borrowings                      20,700,000        20,458,000        10,277,917       10,250,000
   Accrued interest payable                 264,895           264,895           370,562          370,562


NOTE 15. SUPPLEMENTAL SEGMENT INFORMATION

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 INDUSTRY SEGMENTS
                             ----------------------------------------------------------------------------------------
    For the Year Ended         Commercial                                     All
    December 31, 2003            Banking        Mortgage     Financial       Other      Eliminations         Total
---------------------------  ----------------  ------------  -----------  ------------  --------------  -------------
Interest income              $   11,828,987             -    $       -    $    1,132    $          -    $  11,830,119
Interest expense                  4,172,134                                                        -        4,172,134
Net interest income               7,656,853             -            -         1,132               -        7,657,985
(expense)
Intersegment net interest
    income (expense)                       -            -            -             -               -                -
Other revenue from
external
    sources                       1,200,740       203,780       18,400             -               -        1,422,920
Depreciation                        552,267             -            -             -               -          552,267
Provision for loan losses         3,676,614             -            -             -               -        3,676,614
Segment profit (loss)            (1,197,135)      203,656       18,033       (71,621)              -       (1,047,067)
Segment assets                  225,877,339       338,720       28,853       163,694       (436,507)      225,972,099
Expenditures for premises
    equipment                     2,811,535             -            -             -               -        2,811,535

NOTE 16. SUPPLEMENTARY FINANCIAL DATA

         Components of other income and expenses in excess of 1% of total revenue are as follows:

                                                  Years Ended December 31,
                                                --------------------------
                                                   2003            2002
                                                ---------       ---------
Other income:
   Mortgage loan origination fees               $ 203,780       $ 205,860
   Gain on sale of loans                          149,641          22,835
Other expenses:
   Legal and professional                         233,761         175,107
   Stationery and supplies                        188,132         196,634
   Data processing                                338,240         317,806
   Other losses                                   169,399          24,869

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. PARENT COMPANY FINANCIAL INFORMATION

         The following information presents the condensed balance sheet, statements of operations and cash flows of Chestatee Bancshares, Inc. as of and for the years ended December 31, 2003 and 2002:

                            CONDENSED BALANCE SHEETS

                                                         2003          2002
                                                     -----------   -----------

Assets
  Cash                                               $    97,676   $   780,828
  Investment in subsidiaries                          20,922,574    19,460,339
  Other assets                                            66,019        61,600
                                                     -----------   -----------

        Total assets                                 $21,086,269   $20,302,767
                                                     ===========   ===========

Liabilities
  Other liabilities                                       33,760        83,530
                                                     -----------   -----------
        Total liabilities                                 33,760        83,530
                                                     -----------   -----------

Stockholders' equity                                  21,052,509    20,219,237
                                                     -----------   -----------

        Total liabilities and stockholders' equity   $21,086,269   $20,302,767
                                                     ===========   ===========


                       CONDENSED STATEMENTS OF OPERATIONS

                                                                          2003        2002
                                                                       ---------    ---------
Income:
Interest Income                                                        $   1,132    $  15,979
Dividends from subsidiary                                                   --         45,000
Other Income                                                                --            943
                                                                       ---------    ---------
                                                                       $   1,132    $  61,922
                                                                       ---------    ---------

Expenses:
  Employee benefits                                                         --           --
  Interest                                                                  --           --
  Other                                                                   72,753       79,644
                                                                       ---------    ---------
               Total expenses                                             72,753       79,644
                                                                       ---------    ---------

               Income (loss) before income tax benefits and equity
                 in undistributed income (distributions in excess
                 of loss) of subsidiaries                                (71,621)     (17,722)

Income tax benefits                                                      (27,030)     (23,669)
                                                                       ---------    ---------

               Income (loss) before equity in undistributed
                 income (distributions in excess of
                 loss) of subsidiaries                                   (44,591)       5,947

Equity in undistributed income (distributions in excess subsidiaries
   of loss) of subsidiaries                                             (579,099)     524,177
                                                                       ---------    ---------

               Net income (loss)                                       $(623,690)   $ 530,124
                                                                       =========    =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                2003           2002
                                                            ------------   ------------

OPERATING ACTIVITIES
  Net income (loss)                                         $  (623,690)   $   530,124
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
     (Undistributed income) distributions in excess
        of loss of subsidiaries                                 579,099       (524,177)
     Net other operating activities                             (54,189)       (15,746)
     Net cash used in operating activities                      (98,780)        (9,799)
                                                            -----------    -----------

INVESTING ACTIVITIES
  Investment in subsidiaries                                 (2,380,000)   (5,650,,000)
                                                            -----------    -----------

          Net cash used in investing activities              (2,380,000)    (5,650,000)
                                                            -----------    -----------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                      1,795,628      6,419,319

          Net cash provided by financing activities           1,795,628      6,419,319
                                                            -----------    -----------

Net increase in cash                                           (683,152)       759,520

Cash at beginning of year                                       780,828         21,308
                                                            -----------    -----------

Cash at end of year                                         $    97,676    $   780,828
                                                            ===========    ===========

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


ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------

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


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

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

         Andrew M. ("Jack") Head, born May 22, 1953, is the President of Head Management Group. Mr. Head is in an advisory capacity with Fleming Company and is involved as an owner or director or both in the wholesale lumber and restaurant franchise businesses. He is the past Chairman and Chief Executive Officer of Head Distributing Company (wholesale groceries). He is a graduate of the University of Georgia. Mr. Head has served as a director of the Company and the Bank since their inception.

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

         Russell M. Wallace, born June 3, 1954, is a founding partner of The Wallace Investment Group, LLC, Tri-Vista Development Group, LLC, and Wallace Landscape Group, LLC. He is President of The Cupboard, LLC. He is a member of the First Baptist Church of Dawsonville, Dawson County Historical Society, Dawson County Council of the Arts. He attended the University of Georgia. Mr. Wallace serves as a director of the Company and the Bank as he has since their inception.

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

         Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company pursuant to Rule 16a-3(d) during the year ended December 31, 2003, no person, who at any time during the year was a director, executive officer or beneficial owner of more than 10% of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act other than as follows: Jack Head filed one Form 4 for a single transaction after its due date and Deborah McLeod filed one Form 4 for a single transaction after its due date.


Code of Ethics
--------------

         The Board of Directors has adopted, effective December 31, 2003, the Code of Business Conduct and Ethics for the Company. The Code applies to the Chief Executive Officer and the Chief Financial Officer, each instructed to pursue the objectives of the Code:

     o reasonably deterring wrongdoing and promoting honest and ethical conduct
     o full, fair, accurate, timely and understandable disclosure in reports and documents
     o    compliance with government laws, rules and regulations
     o    prompt internal reporting of violations of the Code
     o    accountability for adherence to the Code

The Chief Executive Officer and the Chief Financial Officer are further instructed to make recommendations to the Board of Directors periodically of ways to improve such Code, and the Company will timely disclose any such amendment in accordance with the regulations.

Audit Committee
---------------

         The Audit Committee generally approves the engagement of our principal accountant to render audit and non-audit services prior to the engagement of the accountant and the provision of those services. The Audit Committee is thereafter responsible for reviewing the financial statements and audit reports of the Company's independent auditors, in serving as liaison with those independent auditors on behalf of the Company, and discussing the audit function and results of the audit with the Board of Directors pursuant to its Charter. The Audit Committee operates pursuant to a Charter approved by the Company's Board of Directors. The Audit Committee consists of Messrs. G. Grogan, Head, McRae and Howard.

         The Company does not have an audit committee financial expert. In the market in which the Company operates there are a limited number of persons that possess all of the attributes required under regulations to qualify as an audit committee financial expert. To date no person has acceded to the Company's proposal to join our Board of Directors to serve as the audit committee financial expert. The Company continuously seeks qualified persons to serve in this capacity.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth the cash and cash equivalent forms of compensation received by the chief executive officer of the Company and its named executive officers in the fiscal year ended December 31, 2003, and all cash and cash equivalent forms of compensation received by the chief executive officer and all named executive officers of the Company as a group.

                           SUMMARY COMPENSATION TABLE
                                                                                             LONG-TERM COMPENSATION
                                                                                              AWARDS        PAYOUTS
      (a)              (b)        (c)        (d)         (e)            (f)           (g)       (h)           (i)

NAME AND                                              OTHER ANNUAL   RESTRICTED     OPTION     LTIP          OTHER
PRINCIPAL POSITION     YEAR      SALARY      BONUS    COMPENSATION   STOCK AWARDS    SARs     PAYOUTS    COMPENSATION
J. Philip Hester, Sr.  2003    $ 163,451    $ 6,585        -              -           -         -         $ 79,826(1)
CEO, President,        2002    $ 150,525    $ 6,272        -              -           -         -         $ 45,249(2)
Director               2001    $ 143,325    $ 5,972        -              -         42,000      -         $ 18,302(3)

James M. Curry         2003    $ 108,000    $ 4,375        -              -         15,000      -         $  4,629(1)
Executive VP           2002    $ 100,000    $ 4,167        -              -         15,000      -         $ 15,417(2)
                       2001        N/A      $ N/A         N/A            N/A          N/A       N/A           N/A

Deborah F. McLeod      2003    $ 108,000    $4,375         -              -         10,000       -        $    0
CFO, Senior VP         2002    $ 100,000    $4,167         -              -         10,000       -        $ 10,406(2)
                       2001        N/A      $ N/A         N/A            N/A          N/A       N/A           N/A

(1) The Company has accrued a deferred compensation expense under the defined contribution plan totaling $75,085 and contributed $4,741 to its 401(k) plan for eligible employees for Mr. Hester during the fiscal year ended December 31, 2003. The Company accrued a deferred compensation under a defined contribution plan totaling $4,629 for Mr. Curry.
(2) The Company has accrued a deferred compensation expense under the defined contribution plan totaling $12,960, accrued a bonus totaling $27,847, and an automobile allowance totaling $2,938 and contributed to its 401(k) plan for eligible employees $4,442 for Mr. Hester during the fiscal year ended December 31, 2002. The Company has accrued a bonus totaling $15,417 and $10,406 for Mr. Curry and Ms. McLeod, respectively.
(3) The Company has accrued a deferred compensation expense under the defined contribution plan totaling $3,240, a bonus totaling $7,500, and an automobile allowance totaling $2,938 and contributed to its 401(k) plan for eligible employees $4,624 for Mr. Hester during the fiscal year ended December 31, 2001

Compensation of Directors
-------------------------

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

         Each director (other than Mr. Hester, an employee of the Company and the Bank) was granted an option to acquire 15,000 shares of our common stock in the year ended December 31, 2000 and 1,000 shares of our common stock each in the years ended December 31, 2001 through December 31, 2003. The options granted in 2000 have an exercise price of $8.00 per share and can be exercised at any time prior to October 17, 2010. The options granted in 2001 through 2003 have an exercise price of $10.00 per share and can be exercised at any time within 10 years from the date of the each grant. No director has as yet exercised his option. Each director will be granted as of the first business day of each calendar year after December 31, 2003 an option to purchase an additional 1,000 shares of our common stock at an exercise price of no less than the average market price of the common stock on the date of the grant and exercisable within 10 years from the date of the grant.

Employment Agreements and Change in Control Agreements
------------------------------------------------------

         J. Philip Hester, Sr., President and Chief Executive Officer, as well as a director, of the Company, the Bank, Chestatee Financial and Chestatee Mortgage, entered into an Amended and Restated Employment Agreement with the Bank effective September 17, 2001 for a term ending December 31, 2004, with automatic renewals of one year each absent termination for death, disability, cause, termination without cause or voluntary resignation. Mr. Hester's base salary from the effective date is $143,325, increasing 5% annually beginning January 1, 2002. In addition to the base salary, Mr. Hester will receive a performance bonus based upon a criteria established by the Compensation Committee of the Board of Directors during the last calendar quarter of each fiscal year for the subsequent year. The Board of Directors approved retirement benefits for Mr. Hester funded through the purchase of life insurance policies on his life. The balance of the policy cash surrender values included in other assets at December 31, 2003 is $661,098 and the income recognized on the policies amounted to $36,150 for the year ended December 31, 2003. The deferred compensation liability was $95,914 and expense recognized was $79,714 at and for the year ended December 31, 2003. Mr. Hester is also entitled to certain additional benefits, including an automobile allowance, a $1 million term life insurance policy, annual paid vacation, healthcare insurance and disability insurance

         As a condition of employment, Mr. Hester was required to purchase at least 10,000 shares of the Bank's common stock. The shares were converted to shares of the Company by virtue of the merger of the Company and the Bank on March 31, 2000. Mr. Hester was granted an option to purchase 42,000 shares of our common stock. The exercise price of the options is $8 per share, the fair market value per share of our common stock at the time the options were granted, payable in cash. The option expires ten years after the date earned. As of December 31, 2003, Mr. Hester had already earned options to acquire up to 16,000 shares of the common stock under his original employment agreement after giving effect to the two-for-one stock split in October 2000. A liability and an expense of $33,760 was recorded for the year ended December 31, 2001 to reflect the difference between the grant price of the options and the fair value of our common stock. These options have a weighted-average exercise price of $4.89 and expire in ten years. The weighted-average fair value of the options earned was $7.00.

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

         The Board of Directors has the authority to determine which employees will receive a grant, the time or times when such grant will be made, whether an incentive stock option or a nonstatutory option will be granted, and the number of shares of common stock which may be issued under each option. The aggregate number of shares of common stock that may be issued under the Employee Plan (upon exercise of options) cannot generally exceed 100,000 shares. The number of shares that are subject to options at any time under the Employee Plan cannot exceed the number of shares that then remain available for issuance under the Employee Plan. In the event that any outstanding option for any reason expires or is canceled or otherwise terminated, the shares allocable to the unexercised portion of such option shall again be available for the purposes of the Employee

Plan. Shares issued under the Employee Plan that are reacquired by us pursuant to any forfeiture provision, right of repurchase or right of first refusal, such shares will again generally be available for the purposes of the Employee Plan. No named executive officer has been granted options under the plan for the year ended December 31, 2003.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership as of March 15, 2004, of shares of our common stock by the following persons:

      o each person known by us to be the beneficial owner of more than five percent of our outstanding common stock
      o     each of our directors and named executive officers

      o all our directors and executive officers as a group, and the percentage of the outstanding shares of common stock represented thereby

Except as noted below, we believe that each of the persons listed has sole investment and voting power with respect to the shares included in the table.


Name and Address                   Amount and Nature of        Percent of Class
of Beneficial Owner                Beneficial Ownership
-------------------                --------------------        ----------------

Ralph Millard Bowen                     129,196 1                    4.1%
5072 Bristol Industrial Way
Buford, Georgia  30518

Marcus C. Byrd, Jr.                     137,192 2                    4.4%
1661 Highway 9 South
Dawsonville, Georgia  30534
Dawsonville, Georgia  30534

---------------------------
1 Includes 18,000 shares available upon exercise of his options but excludes 20,000 shares owned by Mr. Bowen's spouse, 3,000 shares owned each by Mr. Bowen's two adult daughters, and 2,000 shares owned each by Mr. Bowen's three adult sons and another daughter, for which he disclaims beneficial ownership

2 Includes 18,000 shares available upon exercise of his options and 20,000 shares held in trust by Mr. Byrd in his individual retirement account and 7,092 shares held by an affiliate, Byrd Howard Properties. The figure excludes 2,000 shares owned by Mr. Byrd's spouse for which he disclaims beneficial ownership, but includes 2,100 shares held as custodian for his son and daughter.

Name and Address                   Amount and Nature of        Percent of Class
of Beneficial Owner                Beneficial Ownership
-------------------                --------------------        ----------------

James M. Curry                           5,000 3                    0.2%
312 Point Olympus Drive
Gainesville, Georgia  30506

Glennon C. Grogan                        79,126 4                   2.5%
6060 Jewell Bennett Road
Dawsonville, Georgia  30534

James H. Grogan                          82,206 5                   2.6%
4215 Dahlonega Highway
Cumming, Georgia  30130

Andrew M. Head                          119,646 6                   3.8%
2928 Ridgewood Road
Atlanta, Georgia  30327

J. Philip Hester, Sr.                    90,763 7                   3.6%
32 Lakeshore Circle
Dawsonville, Georgia  30534

Bruce T. Howard                         111,092 8                   3.6%
3315 Dahlonega Highway
Cumming, Georgia  30040

David E. Johnson                        177,446 9                   5.7%
260 Gold Leaf Terrace
Dawsonville, Georgia  30534
---------------------------

1 Mr. Curry's shares are available upon exercise of his options.

2 Includes 18,000 shares available upon exercise of his options but excludes 415 shares owned jointly by Mr. Grogan and his son, and 415 shares owned jointly by Mr. Grogan and his daughter.

3 Includes 18,000 shares available upon exercise of his options and 3,000 shares owned jointly by Mr. Grogan and his spouse.

4 Includes 18,000 shares available upon exercise of his options and 200 shares owned by his son but excludes 2,000 shares owned by Mr. Head's spouse and 200 shares owned each by his two adult daughters, for which Mr. Head disclaims beneficial ownership.

5 Includes 58,000 shares available upon exercise of his options as well as 29,870 shares held in an individual retirement account for his benefit and 2,063 shares held jointly with Mr. Hester's spouse.

6 Includes 18,000 shares available upon exercise of his options as well as 50,000 shares held jointly with his spouse, 36,000 shares held as custodian for the benefit of his minor children and 7,092 shares held by an affiliate, Byrd Howard Properties.

7 Includes 18,000 shares available upon exercise of his options as well as 88,000 shares held in an individual retirement account.

Name and Address                       Amount and Nature of     Percent of Class
of Beneficial Owner                    Beneficial Ownership
-------------------                    --------------------     ----------------

William A. McRae                           101,946 10                  3.3%
499 Johnson Ferry Road
Atlanta, Georgia  30328

Deborah F. McLeod                            1,700                     0.1%
33 Sheep Wallow Road
Dahlonega, Georgia  30533

Kim M. Mills                                42,446 11                  1.4%
57 Brights Way
Dawsonville, Georgia  30534

Russell M. Wallace                         155,196                     5.0%
77 Old River Road
Dahlonega, Georgia  30533

All executives officers and directors    1,232,955                    39.7%
as a group (13 persons)


To the knowledge of the Company, no other persons own more than 5% of the common stock. Each of the persons listed in the above table has the right to acquire beneficial ownership of shares of the Company as provided in each footnote within sixty days of December 31, 2003 such shares included in his beneficial ownership pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934.


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

--------------------------
1 Includes 18,000 shares available upon exercise of his options as well as 12,500 shares held in the McRae and Stolz Money Purchase Pension Plan.

2 Includes 18,000 shares available upon exercise of his options, 1,050 shares held jointly with a family member, and 1,000 shares owned by his minor daughter but excludes 1,000 shares owned each by Ms. Mills' two adult daughters, for which Ms. Mills disclaims beneficial ownership.

         As of December 31, 2003, we had outstanding loans to certain of our directors, executive officers and relatives of such persons and their associates, which aggregated approximately $17,762,699. This represented approximately 84% of our $21,052,509 equity capital accounts. The Bank purchased the building housing the administrative facilities adjacent to the Bank from CSB Partners, LLP, an entity owned by all of our directors, for $1.5 million in September 2003. We have not otherwise transacted within the previous two years, nor do we expect to transact in the immediate future, any business with any director, principal officer, or principal shareholder which exceeds 10% of our equity capital accounts or $5 million, whichever is less.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

Index to Exhibits
-----------------

Number            Description                                               Page
------            -----------                                               ----

 3.1              Articles of Incorporation
 3.2              Bylaws
 10.2             Data Processing Contract
 10.3             International Services Agreement
 10.4             Employment Agreement
 10.5             Lease Agreement
 10.6             2000 Non-Employee Stock Option Plan
 10.7             2000 Employee Stock Option Plan
 10.8             Form of Non-Employee Stock Option Agreement
 10.9             Employee Stock Option Agreement
 10.10            Broker's Payee Contract
 10.11            Securities Brokerage Agreement
 10.12            Career Agency Banking Contract
 10.13            Subscription Agreement
 10.14            Operating Agreement
 10.15            Lease Agreement
 10.16            Lease Agreement
 11               Statement re: Computation of Per Share Earnings
 14               Code of Ethics
 21               Subsidiaries of the Registrant
 23               Consent of Mauldin & Jenkins, LLC
 24               Power of Attorney
 31               Rules 13a-14(a) and 15d-14(a) Certifications
 32               Certifications Pursuant to 18 U.S.C. Section 1350

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

      11    Statement re: Computation of Per Share Earnings
      14    Code of Ethics for Principal Officers
      21    Subsidiaries of the Registrant(3)
      23    Consent of Mauldin & Jenkins, LLC
      24    Power of Attorney dated March 28, 2004 executed by officers and a majority of directors of Chestatee State Bank
      31.1  Rules 13a-14(a) and 15d-14(a) Certifications for CEO
      31.2  Rules 13a-14(a) and 15d-14(a) Certifications for CFO
      32    Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as
            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Reports On Form 8-K
-------------------

         There was no Form 8-K filing during the last quarter of the year ended December 31, 2003.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

Audit Fees
----------

         The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the years ended December 31, 2003 and December 31, 2002 and the reviews of our quarterly financial statements included with our quarterly reports on Forms 10-QSB during this two year period are $46,900 and $51,300, respectively.

Audit-Related Fees
------------------

         The aggregate fees billed by our principal accountant for assurance and related services reasonably related to the performance of the audit or review of our financial statements for the years ended December 31, 2003 and December 31, 2002 are $0 and $0, respectively. There were no other audit related services rendered.

Tax Fees
--------

         The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the years ended December 31, 2003 and December 31, 2002 are $7,147 and $5,625, respectively. The nature of those services were tax preparation fees.

All Other Fees
--------------

         The aggregate fees billed for professional services rendered by our principal accountant for all other products and services for the years ended December 31, 2003 and December 31, 2002 are $0 and $0, respectively. There were no other services rendered.

Pre-Approval Engagement
-----------------------

         Before our principal accountant is engaged to render audit and non-audit services to the Company, the engagement is generally approved by our audit committee. During the year ended December 31, 2003, the audit committee approved approximately 100% of audit services. There were no financial systems design and implementation services or non-audit services.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          CHESTATEE BANCSHARES, INC.


                          BY:   /s/J. Philip Hester, Sr.
                               -------------------------------
                                J. Philip Hester, Sr., Chief Executive Officer,
                                President and Director

                          DATE: March 28, 2004


                          BY:   /s/Deborah F. McLeod
                                ------------------------------
                                Deborah F. McLeod, Chief Financial Officer
                                and Senior Vice President

                          DATE: March 28, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ J. Philip Hester, Sr.
-------------------------
J. Philip Hester, Sr.
Chief Executive Officer, President and
Director (principal executive officer)
March 28, 2004



----------------------
Ralph Millard Bowen
Director
March 28, 2004



/s/ Marcus C. Byrd, Jr.
-----------------------
Marcus C. Byrd, Jr.
Director
March 28, 2004


/s/ Glennon C. Grogan
----------------------
Glennon C. Grogan
Director
March 28, 2004



/s/ James H. Grogan
-------------------
James H. Grogan
Secretary and Director
March 28, 2004



/s/ Deborah F. McLeod
---------------------
Deborah F. McLeod
Chief Financial Officer (principal
accounting officer) and Senior Vice
President
March 28, 2004

/s/ Andrew M. Head
------------------
Andrew M. Head
Director
March 28, 2004


/s/ Bruce T. Howard
----------------------
Bruce T. Howard
Director
March 28, 2004



/s/ David E. Johnson
--------------------
David E. Johnson
Chairman of the Board of Directors
March 28, 2004



----------------------
William A. McRae
Director
March 28, 2004



/s/ Kim M. Mills
----------------
Kim M. Mills
Director
March 28, 2004



/s/ Russell M. Wallace
----------------------
Russell M. Wallace
Director
March 28, 2004