Form 10QSB
period 2004-03-31
CHESTATEE BANCSHARES INC
filed 2004-05-10
CIK 1111196

Version20U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      March 31, 2004
                                             --------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from             to
                                            ----------     ----------

                        Commission File Number: 000-30273

                           Chestatee Bancshares, Inc.
          ------------------------------------------------------------
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

                                       N/A
          -------------------------------------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2004: 3,106,000; no par value.

Transitional Small Business Disclosure Format      Yes      No  X
                                                               ---

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

              Consolidated Balance Sheet - March 31, 2004....................3

              Consolidated Statements of Income and Comprehensive Income
               Three Months Ended March 31, 2004 and 2003....................4

              Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 2004 and 2003....................6

              Notes to Consolidated Financial Statements.....................7

           Item 2.  Management's Discussion and Analysis of
                         Financial Condition and Results of Operations.......9

           Item 3.  Controls and Procedures.................................16


PART II.   OTHER INFORMATION

           Item 1 - Legal Proceedings.......................................17

           Item 4 - Submission of Matters to a Vote of Security Holders.....17

           Item 5 - Other Information.......................................17

           Item 6 - Exhibits and Reports on Form 8-K........................17

           Signatures.......................................................18

           Certifications...................................................19

                         PART I - FINANCIAL INFORMATION

ITEM I.    FINANCIAL STATEMENTS

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (Unaudited)
           Assets
           ------

Cash and due from banks                                           $   5,330,842
Interest-bearing deposits in banks                                    2,357,456
Federal funds sold                                                    6,367,000
Securities available-for-sale, at fair value                         33,438,948
Restricted equity securities                                          1,310,000

Loans                                                               177,898,613
Less allowance for loan losses                                        3,372,463
                                                                  -------------
          Loans, net                                                174,526,150
                                                                  -------------

Premises and equipment                                                8,221,558
Other assets                                                          4,213,050
                                                                  -------------

          Total assets                                            $ 235,765,004
                                                                  =============


Liabilities and Stockholders' Equity
------------------------------------

Deposits
    Noninterest-bearing                                           $  18,872,764
    Interest-bearing                                                168,415,841
                                                                  -------------
          Total deposits                                            187,288,605
Other borrowings                                                     26,200,000
Other liabilities                                                       653,634
                                                                  -------------
          Total liabilities                                         214,142,239
                                                                  -------------

Commitments and contingencies

Stockholders' equity
    Common stock, no par value; 20,000,000 shares
      authorized; 3,106,000 shares issued and outstanding            21,367,813
    Retained earnings                                                   288,441
    Accumulated other comprehensive income                              (33,489)
                                                                  -------------
          Total stockholders' equity                                 21,622,765
                                                                  -------------

          Total liabilities and stockholders' equity              $ 235,765,004
                                                                  =============

                 See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                      ----------     ----------
                                                           2004         2003
                                                      -----------    ----------
Interest income
    Loans                                              $2,784,098    $2,642,635
    Taxable securities                                    286,794       107,058
    Federal funds sold                                      9,408        36,851
    Interest-bearing deposits in banks                     10,443         9,374
                                                       ----------    ----------
              Total interest income                     3,090,743     2,795,918
                                                       ----------    ----------
Interest expense
    Deposits                                              795,738       924,553
    Other borrowings                                      141,403        92,753
                                                       ----------    ----------
              Total interest expense                      937,141     1,017,306
                                                       ----------    ----------

              Net interest income                       2,153,602     1,778,612
Provision for loan losses                                 251,607       177,314
                                                       ----------    ----------
              Net interest income after
                provision for loan losses               1,901,995     1,601,298
                                                       ----------    ----------
Other income
      Service charges and fees                            204,464       185,987
      Other operating income                               95,544        96,758
                                                       ----------    ----------
              Total other income                          300,008       282,745
                                                       ----------    ----------
Other expenses
    Salaries and employee benefits                        902,913       815,850
    Occupancy and equipment expenses                      251,832       281,905
    Other operating expenses                              538,960       472,919
                                                       ----------    ----------
              Total other expenses                      1,693,705     1,570,674
                                                       ----------    ----------

              Net income before income taxes              508,298       313,369

Income tax expense                                        183,039       113,494
                                                       ----------    ----------

              Net income                                  325,259       199,875
                                                       ----------    ----------

Other comprehensive income (loss):
     Unrealized gains (losses) on securities
     available-for-sale arising during period,            244,996        (5,963)
     net of tax
                                                       ----------    ----------

Comprehensive income                                   $  570,255    $  193,912
                                                       ==========    ==========

Basic earnings per share                               $     0.10    $    0.07
                                                       ==========    ==========

Diluted earnings per share                             $     0.10    $    0.07
                                                       ==========    ==========

Cash dividends per share                               $      --     $     --
                                                       ==========    ==========

                 See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                                             2004            2003
                                                                        ------------    ------------
OPERATING ACTIVITIES
    Net income                                                          $    325,259    $    199,875
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                         133,329         172.319
        Provision for loan losses                                            251,607         177,314
        Increase in interest receivable                                      143,007         128,581
        Decrease in interest payable                                          (3,295)        (11,350)
        Other operating activities                                           438,215        (392,277)
                                                                        ------------    ------------

              Net cash provided by operating activities                    1,288,122         274,462
                                                                        ------------    ------------

INVESTING ACTIVITIES
    Net increase in interest-bearing deposits in banks                      (463,853)        (50,864)
    Net increase in federal funds sold                                      (429,000)    (14,768,000)
    Purchases of securities available-for-sale                            (1,808,984)     (5,192,880)
    Proceeds from maturities of securities available-for-sale              3,298,911      10,470,299
    Proceeds from maturities of securities held-to-maturity                     --           399,940
    Net increase in loans                                                 (9,463,411)     (7,505,898)
    Purchase of premises and equipment                                       (30,138)       (490,527)
                                                                        ------------    ------------

              Net cash used in investing activities                       (8,896,475)    (17,137,930)
                                                                        ------------    ------------

FINANCING ACTIVITIES
    Net increase in deposits                                               3,750,389      11,212,319
    Net proceeds from other borrowings                                     5,500,000       4,600,000
    Proceeds from sale of common stock                                          --         1,743,100
                                                                        ------------    ------------

              Net cash provided by financing activities                    9,250,389      17,555,419
                                                                        ------------    ------------

Net increase in cash and due from banks                                    1,642,036         691,951

Cash and due from banks, beginning of period                               3,688,806       3,516,119
                                                                        ------------    ------------


Cash and due from banks, end of period                                  $  5,330,842    $  4,208,070
                                                                        ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for:

          Interest                                                      $    940,436    $  1,028,656

          Income taxes                                                  $       --      $    479,426
    Principal balances of loans transferred to other real estate        $       --              --

    Financed sales of other real estate owned                           $     70,029    $       --

                 See Notes to Consolidated Financial Statements

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

          The results of operations for the period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.   STOCK COMPENSATION PLANS

          At March 31, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The Company also has remaining options outstanding that were granted to certain executive officers under employee agreements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                   2004              2003
                                                                ----------        ----------

      Net income, as reported                                   $  325,259        $  199,875
      Deduct: Total stock-based employee compensation
            expense determined under fair value based
            method for all awards, net of related tax effects       21,352            22,871
                                                                ----------        ----------
      Pro forma net income                                      $  303,907        $  177,004
                                                                ==========        ==========
      Earnings per share:
         Basic - as reported                                    $      .10        $      .07
                                                                ==========        ==========
         Basic - pro forma                                      $      .10        $      .06
                                                                ==========        ==========
         Diluted - as reported                                  $      .10        $      .07
                                                                ==========        ==========
         Diluted - pro forma                                    $      .09        $      .06
                                                                ==========        ==========

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003 as filed on our annual report on Form 10-KSB.

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

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of March 31, 2004, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At March 31, 2004, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                           Actual
                              -------------------------------
                                                                    Minimum
                                                                  Regulatory
                              Consolidated         Bank           Requirement
                              ---------------- --------------  -----------------

 Leverage capital ratios            9.39 %           9.24 %           4.00 %
 Risk-based capital ratios:
    Core capital                   10.92            10.74             4.00
    Total capital                  12.17            12.00             8.00

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


                                                           March 31, 2004
                                                       ----------------------
                                                       (dollars in thousands)

                                                       ----------------------

        Commitments to extend credit                   $               37,046
        Letters of credit                                               1,209
                                                       ----------------------
                                                       $               38,255
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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                             March 31,     December 31,
                                               2004            2003
                                          ------------     ------------
                                              (Dollars in Thousands)
                                          -----------------------------

Cash and due from banks                   $     5,331       $     3,689
Interest-bearing deposits in banks              2,357             1,894
Federal funds sold                              6,367             5,938
Securities                                     34,749            35,845
Loans, net                                    174,526           165,314
Premises and equipment                          8,222             8,325
Other assets                                    4,213             4,967
                                          ------------      ------------
                                          $   235,765       $   225,972
                                          ============      ============

Deposits                                  $   187,289       $   183,538
Other borrowings                               26,200            20,700
Other liabilities                                 653               681
Stockholders' equity                           21,623            21,053
                                          ------------      ------------
                                          $   235,765       $   225,972
                                          ============      ============

Our total assets grew by $9.8 million for the first quarter of 2004. Deposit growth of $3.8 million and proceeds from Federal Home Loan Bank debt of $5.5 million was primarily invested in loans. Our ratio of gross loans to deposits and other borrowings has decreased to 83.3% at March 31, 2004 from 82.5% at December 31, 2003, as loan growth outpaced deposit growth during the first quarter. Our total equity increased by approximately $570,000, consisting of year-to-date net income of $325,000, and a decrease in unrealized losses on securities available-for-sale, net of tax, of $245,000.

Results of Operations For The Three Months Ended March 31, 2004 and 2003

Following is a summary of our operations for the periods indicated:

                                                  Three Months Ended
                                                       March 31,
                                                -----------------------
                                                   2004         2003
                                                ---------     ---------
                                                (Dollars in Thousands)
                                                -----------------------

Interest income                                 $   3,091     $   2,796

Interest expense                                      937         1,017
                                                ----------    ---------

Net interest income                                 2,154         1,779

Provision for loan losses                             252           177

Other income                                          300           282

Other expense                                       1,694         1,571
                                                ----------    ---------

Pretax income                                         508           313

Income taxes                                          183           113
                                                ----------    ---------

Net income                                      $     325     $     200
                                                ==========    =========

Our net interest income has increased by $375,000 during the first quarter of 2004 as compared to the same period in 2003. Our net interest margin was 4.01% during the first quarter of 2004 as compared to 4.14% during the first quarter of 2003 and to 3.74% for the entire year of 2003. The increase in net interest income is due primarily to the increased volume of average loans outstanding. The increase in net interest margin from December 31, 2003 is largely due to a lower cost of funds. Yields earned on loans have decreased to 6.43% in the first quarter of 2004 as compared to 7.28% in the first quarter of 2003. The cost of funds decreased as deposits have been able to be repriced. Our cost of funds decreased to 1.98% in the first quarter of 2004 as compared to 2.81% in the first quarter of 2003.

The provision for loan losses increased by $75,000 in the first quarter of 2004 as compared to the same period in 2003. The amounts provided are due to loan growth, increased net loan charge-offs, increased nonaccrual, past due and potential problem loans and to our assessment of the inherent risk in the portfolio. Nonaccrual loans of $1.3 million at March 31, 2004 consist of $384,000 of commercial loans, $849,000 of real estate loans and $76,000 of other consumer loans. Loans past due ninety days or more and still accruing interest of $425,000 at March 31, 2004 consists of real estate loans of $284,000, commercial loans of $19,000 and other consumer loans of $122,000. Potential problem loans consist of loans to one commercial borrower. These loans were identified through our loan evaluation process and have been properly considered in the determination of the allowance for loan losses. Management believes that the approximately $3.4 million in the allowance for loan losses at March 31, 2004, or 1.9% of total net outstanding loans, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Information with respect to nonaccrual, past due, restructured, and potential problem loans at March 31, 2004 and 2003 is as follows:

                                                                         March 31,
                                                                 -----------------------
                                                                   2004            2003
                                                                 -----------------------
                                                                  (Dollars in Thousands)
                                                                 -----------------------
Nonaccrual loans                                                  $1,309          $  309
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                          425             100
Restructured loans                                                  --              --
Potential problem loans                                            1,213           1,909
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                       116              25
Interest income that was recorded on nonaccrual and                 --              --
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

Information regarding certain loans and allowance for loan loss data through March 31, 2004 and 2003 is as follows:

                                                                     Three Months Ended
                                                                         March 31,
                                                                   ---------------------
                                                                      2004       2003
                                                                   ---------   ---------
                                                                   (Dollars in Thousands)
                                                                   ---------------------
Average amount of loans outstanding                                 $172,993    $147,303
                                                                    ========    ========

Balance of allowance for loan losses at beginning of period         $  3,163    $  2,126
                                                                    --------    --------

Loans charged off
   Commercial and financial                                               27        --
   Real estate mortgage                                                 --          --
   Installment                                                            21           8
                                                                    --------    --------
                                                                          48           8
                                                                    --------    --------

Loans recovered
   Commercial and financial                                                1        --
   Real estate mortgage                                                    1        --
   Installment                                                             4        --
                                                                    --------    --------
                                                                           6        --
                                                                    --------    --------

Net charge-offs                                                           42           8
                                                                    --------    --------

Additions to allowance charged to operating expense during period        252         177
                                                                    --------    --------

Balance of allowance for loan losses at end of period               $  3,373    $  2,295
                                                                    ========    ========

Ratio of net loans charged off during the period to
   average loans outstanding                                             .02%        .01%
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

Other income has increased in the first quarter of 2004 as compared to the same period in 2003 by $17,000, due primarily to increased service charges on deposit accounts.

Other expenses increased in the first quarter of 2004 as compared to the same period in 2003 by $123,000, due to increased salaries and employee benefits of $87,000, increased other operating expenses of $66,000, and a decrease in occupancy and equipment expenses of $30,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 68 at March 31, 2004 from 65 at March 31, 2003 and to other annual salary increases. The increase in the number of employees is due to hiring additional officers to staff a new branch which opened in May, 2003 and to our overall growth.

We have recorded income tax expense of $183,000 in the first quarter of 2004 as compared to $113,000 in the first quarter of 2003. The rate of tax as a percentage of pretax income was 36% and 36%, respectively.

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

ITEM 4.  Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of the shareholders of the Company as of March 31, 2004.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits And Reports On Form 8-K

(a)      Exhibits.

         Number    Description

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


                           CHESTATEE BANCSHARES, INC.
                                  (Registrant)



DATE: May 10, 2004               BY: /s/ J. Philip Hester, Sr.
      ------------                   -------------------------
                                     J. Philip Hester, Sr., President and C.E.O.
                                     (Principal Executive Officer)


DATE: May 10, 2004               BY: /s/ Deborah F. McLeod
      ------------                   ---------------------
                                     Deborah F. McLeod, C.F.O. and Treasurer
                                     Principal Financial and Accounting Officer)