Form 10QSB
period 2004-06-30
CHESTATEE BANCSHARES INC
filed 2004-08-16
CIK 1111196

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended     June 30, 2004
                                                  ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from          to
                                                ----------  ----------

                        Commission File Number: 000-30273

                           Chestatee Bancshares, Inc.
    ------------------------------------------------------------------------
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

                   6639 Highway 53 East, Dawsonville, Georgia
    ------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (706) 216-2265
    ------------------------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
    ------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes  X     No
                                                              ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2004: 3,106,000; no par value.

Transitional Small Business Disclosure Format  Yes      No  X
                                                  ---      ---

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES


--------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Consolidated Balance Sheet - June 30, 2004..........................3

           Consolidated Statements of Operations and Comprehensive Income
                    (Loss) Three and Six Months Ended June 30, 2004 and 2003...4

           Consolidated Statements of Cash Flows -
                    Three and Six Months Ended June 30, 2004 and 2003..........5

           Notes to Consolidated Financial Statements..........................6

           ITEM 2   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..............9

           ITEM 3.  Controls and Procedures...................................17


PART II.   OTHER INFORMATION

           ITEM 1   Legal Proceedings.........................................18

           ITEM 4   Submission of Matters to a Vote of Security Holders.......18

           ITEM 6   Exhibits and Reports on Form 8-K..........................19

           Signatures.........................................................20

           Certifications.....................................................21

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (Unaudited)

                                     Assets
                                     ------
Cash and due from banks                                           $   4,181,528
Interest-bearing deposits in banks                                      906,944
Federal funds sold                                                   12,746,000
Securities available-for-sale, at fair value                         32,222,364
Restricted equity securities                                          1,310,000

Loans                                                               177,011,042
Less allowance for loan losses                                        3,347,043
                                                                  -------------
          Loans, net                                                173,663,999
                                                                  -------------

Premises and equipment                                                8,129,393
Other assets                                                          3,683,396
                                                                  -------------

          Total assets                                            $ 236,843,624
                                                                  =============


                   Liabilities and Stockholders' Equity
                   ------------------------------------
Deposits
    Noninterest-bearing                                           $  21,854,517
    Interest-bearing                                                166,569,171
                                                                  -------------
          Total deposits                                            188,423,688
Other borrowings                                                     26,200,000
Other liabilities                                                       828,173
                                                                  -------------
          Total liabilities                                         215,451,861

Commitments and contingencies

Stockholders' equity
    Common stock, no par value; 20,000,000 shares
      authorized; 3,106,000 shares issued and outstanding            21,367,813
    Retained earnings                                                   673,834
    Accumulated other comprehensive income                             (649,884)
                                                                  -------------
          Total stockholders' equity                                 21,391,763
                                                                  -------------

          Total liabilities and stockholders' equity              $ 236,843,624
                                                                  =============

                 See Notes to Consolidated Financial Statements

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                                       Three Months                  Six Months
                                                                          Ended                         Ended
                                                                         June 30,                      June 30,
                                                                -----------    -----------    -----------   ------------
                                                                    2004           2003           2004          2003
                                                                ----------     -----------    -----------   ------------
Interest income
    Loans                                                       $ 2,770,394    $ 2,709,760    $ 5,554,492    $ 5,352,395
    Securities                                                      253,791        131,919        540,585        238,977
    Federal funds sold                                               33,945         46,970         43,353         83,821
    Interest-bearing deposits in banks                                4,773          7,674         15,216         17,048
                                                                -----------    -----------    -----------    -----------
              Total interest income                               3,062,903      2,896,323      6,153,646      5,692,241
                                                                -----------    -----------    -----------    -----------

Interest expense
    Deposits                                                        794,661        952,978      1,590,399      1,877,531
    Other borrowings                                                149,878         37,814        291,281        130,567
                                                                -----------    -----------    -----------    -----------
              Total interest expense                                944,539        990,792      1,881,680      2,008,098
                                                                -----------    -----------    -----------    -----------

              Net interest income                                 2,118,364      1,905,531      4,271,966      3,684,143
Provision for loan losses                                            64,975      1,995,730        316,582      2,173,044
                                                                -----------    -----------    -----------    -----------
              Net interest income after
                provision for loan losses                         2,053,389        (90,199)     3,955,384      1,511,099
                                                                -----------    -----------    -----------    -----------

Other income
      Service charges and fees                                      199,083        221,246        403,547        407,233
      Other operating income                                         89,272        254,720        184,816        351,478
                                                                -----------    -----------    -----------    -----------
              Total other income                                    288,355        475,966        588,363        758,711
                                                                -----------    -----------    -----------    -----------

Other expenses
    Salaries and employee benefits                                  886,326        696,240      1,789,239      1,512,090
    Occupancy and equipment expenses                                250,150        233,480        501,982        515,385
    Other operating expenses                                        600,688        564,283      1,139,648      1,037,202
                                                                -----------    -----------    -----------    -----------
              Total other expenses                                1,737,164      1,494,003      3,430,869      3,064,677
                                                                -----------    -----------    -----------    -----------

              Net income before income taxes                        604,580     (1,108,236)     1,112,878       (794,867)

Income tax expense                                                  219,187       (398,614)       402,226       (285,120)
                                                                -----------    -----------    -----------    -----------

              Net income                                            385,393       (709,622)       710,652       (509,747)
                                                                -----------    -----------    -----------    -----------

Other comprehensive income (loss):
     Unrealized gains (losses) on securities
         available-for-sale arising during period, net of tax      (616,395)         5,009       (371,398)          (953)
                                                                 -----------    -----------    ----------    -----------


Comprehensive income (loss)                                     $  (231,002)   $  (704,613)   $   339,254    $  (510,700)
                                                                ===========    ===========    ===========    ===========


Basic earnings per share                                        $      0.12    $     (0.23)   $      0.23    $     (0.17)
                                                                ===========    ===========    ===========    ===========

Diluted earnings per share                                      $      0.12    $     (0.23)   $      0.23    $     (0.17)
                                                                ===========    ===========    ===========    ===========

Cash dividends per share                                        $       --     $              $        --    $        --
                                                                ===========    ===========    ===========    ===========

                See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                                        2004            2003
                                                                    ------------    ------------
OPERATING ACTIVITIES
    Net income                                                      $    710,652    $    199,875
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                     265,637         172,319
        Provision for loan losses                                        316,582         177,314
        Decrease in interest receivable                                   83,055         128,581
        Increase (decrease) in interest payable                           15,358         (11,350)
        Other operating activities                                     1,557,504        (392,277)
                                                                    ------------     -----------

              Net cash provided by operating activities                2,948,788         274,462
                                                                    ------------     -----------

INVESTING ACTIVITIES
    Net (increase) decrease in interest-bearing deposits in banks        986,659         (50,864)
    Net increase in federal funds sold                                (6,808,000)    (14,768,000)
    Purchases of securities available-for-sale                        (5,494,702)     (5,192,880)
    Proceeds from maturities of securities available-for-sale          7,211,021      10,470,299
    Proceeds from maturities of securities held-to-maturity                 --           399,940
    Net increase in loans                                             (8,666,235)     (7,505,898)
    Purchase of premises and equipment                                   (70,281)       (490,527)
                                                                    ------------     -----------

              Net cash used in investing activities                  (12,841,538)    (17,137,930)
                                                                    ------------     -----------

FINANCING ACTIVITIES
    Net increase in deposits                                           4,885,472      11,212,319
    Net proceeds from other borrowings                                 5,500,000       4,600,000
    Proceeds from sale of common stock                                      --         1,743,100
                                                                    ------------     -----------

              Net cash provided by financing activities               10,385,472      17,555,419
                                                                    ------------     -----------

Net increase in cash and due from banks                                  492,722         691,951

Cash and due from banks, beginning of period                           3,688,806       3,516,119
                                                                    ------------     -----------

Cash and due from banks, end of period                              $  4,181,528    $  4,208,070
                                                                    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for:
          Interest                                                  $    929,181    $  1,028,656

          Income taxes                                              $    270,000    $    479,426

    Principal balances of loans transferred to other real estate    $         --    $         --

    Financed sales of other real estate owned                       $     70,029    $         --

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

         The results of operations for the period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  STOCK COMPENSATION PLANS

         At June 30, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The Company also has remaining options outstanding that were granted to certain executive officers under employee agreements. The following table illustrates the effect on net income (loss) and earnings (losses) per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                     Three Months Ended June 30,
                                                     --------------------------
                                                       2004             2003
                                                     --------        ----------

    Net income (loss), as reported                    $  385         $ (709,622)
    Deduct: Total stock-based employee compensation
          expense determined under fair value based
          method for all awards                          --                 --
                                                      -------         ----------
    Pro forma net income (loss)                       $   385          (709,622)
                                                      =======         ==========
    Earnings (losses) per share:
       Basic - as reported                            $   .12         $    (.23)
                                                      =======         ==========
       Basic - pro forma                              $   .12         $    (.23)
                                                      =======         ==========
       Diluted - as reported                          $   .12         $    (.23)
                                                      =======         ==========
       Diluted - pro forma                            $   .12         $    (.23)
                                                      =======         ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                     Six Months Ended June 30,
                                                                    ---------------------------
                                                                       2004            2003
                                                                    -----------    ------------

     Net income (loss), as reported                                 $ 710,652      $  (509,747)
     Deduct: Total stock-based employee compensation
           expense determined under fair value based
           Method for all awards, net of related tax effects           21,352           22,871
                                                                    -----------    ------------
     Pro forma net income (loss)                                    $ 689,300      $  (532,618)
                                                                    ===========    ============
     Earnings (losses) per share:
        Basic - as reported                                         $     .23      $      (.17)
                                                                    ===========    ============
        Basic - pro forma                                           $     .22      $      (.18)
                                                                    ===========    ============
        Diluted - as reported                                       $     .23      $      (.17)
                                                                    ===========    ============
        Diluted - pro forma                                         $     .22      $      (.18)
                                                                   ===========    ============

NOTE 3.  EARNINGS (LOSSES) PER SHARE

         Presented below is a summary of the components used to calculate basic and diluted earnings (losses) per common share.

                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                       2004           2003
                                                   ------------   -----------

Basic Earnings (Losses) Per Share:
   Weighted average common shares outstanding         3,106,000     3,100,000
                                                   ============   ===========

   Net income (loss)                               $    385,393   $  (709,622)
                                                   ============   ===========

   Basic earnings (losses)  per share              $        .12   $      (.23)
                                                   ============   ===========

Diluted Earnings (Losses) Per Share:

   Weighted average common shares outstanding         3,106,000     3,100,000
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year             --            --
                                                   ------------   -----------
   Total weighted average common shares and
      common stock equivalents outstanding            3,106,000     3,100,000
                                                   ============   ===========

   Net income (loss)                               $    385,393   $  (709,622)
                                                   ============   ===========

   Diluted earnings (losses) per share             $        .12   $      (.23)
                                                   ============   ===========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                    Six Months Ended June 30,
                                                   ---------------------------
                                                       2004           2003
                                                   -------------   -----------

Basic Earnings (Losses) Per Share:
   Weighted average common shares outstanding          3,106,000     3,019,105
                                                   =============   ===========

   Net income (loss)                               $     710,652   $  (509,747)
                                                   =============   ===========

   Basic earnings (losses)  per share              $         .23   $      (.17)
                                                   =============   ===========

Diluted Earnings (Losses) Per Share:
   Weighted average common shares outstanding          3,106,000     3,019,105
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year                            --
                                                   -------------   -----------
   Total weighted average common shares and
      common stock equivalents outstanding             3,106,000     3,019,105
                                                   =============   ===========

   Net income (loss)                               $     710,652   $  (509,747)
                                                   =============   ===========

   Diluted earnings  (losses) per share            $         .23   $      (.17)
                                                   =============   ===========


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

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of June 30, 2004, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At June 30, 2004, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                             Actual
                                   --------------------------
                                                                  Minimum
                                                                 Regulatory
                                   Consolidated      Bank        Requirement
                                   ------------    ----------    -----------

     Leverage capital ratios            9.23%        9.06%          4.00%
     Risk-based capital ratios:
        Core capital                   11.25        11.05           4.00
        Total capital                  12.51        12.31           8.00

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


                                              June 30, 2004
                                          ----------------------
                                          (Dollars in thousands)

                                          ----------------------

    Commitments to extend credit          $          35,738
    Letters of credit                                 1,715
                                          -------------------
                                          $          37,453
                                          ===================

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                               June 30,      December 31,
                                                 2004           2003
                                            -------------   --------------
                                                (Dollars in Thousands)
                                            ------------------------------

Cash and due from banks                     $      4,182    $       3,689
Interest-bearing deposits in banks                   907            1,894
Federal funds sold                                12,746            5,938
Securities                                        33,532           35,845
Loans, net                                       173,664          165,314
Premises and equipment                             8,129            8,325
Other assets                                       3,684            4,967
                                            -------------   --------------
                                            $    236,844    $     225,972
                                            =============   ==============

Deposits                                    $    188,424    $     183,538
Other borrowings                                  26,200           20,700
Other liabilities                                    828              681
Stockholders' equity                              21,392           21,053
                                            -------------   --------------
                                            $    236,844    $     225,972
                                            =============   ==============

Our total assets grew by 5% for the six months ended June 30, 2004. Deposit growth of $4.9 million and proceeds from Federal Home Loan Bank debt of $5.5 million was primarily invested in loans, securities and fed funds. Our ratio of gross loans to deposits and other borrowings was 82.5% at June 30, 2004 and at December 31, 2003. Our total equity increased by $339,000, consisting of year-to-date net income of $711,000 and a decrease in unrealized losses on securities available-for-sale, net of tax of $372,000.

Results of Operations For The Three and Six Months Ended June 30, 2004 and 2003

Following is a summary of our operations for the periods indicated:

                            Three Months Ended
                                June 30,
                           --------------------
                             2004       2003
                           -------    -------
                          (Dollars in Thousands)
                          ----------------------

Interest income             $ 3,063   $ 2,896

Interest expense                945       990
                            -------   -------

Net interest income           2,118     1,906

Provision for loan losses        65     1,996

Other income                    288       476

Other expense                 1,737     1,494
                            -------   -------

Pretax income (loss)            604    (1,108)

Income taxes (benefit)          219      (398)
                            -------   -------

Net income (loss)           $   385   $  (710)
                            =======   =======



                            Six Months Ended
                                June 30,
                           --------------------
                             2004       2003
                           -------    -------
                          (Dollars in Thousands)
                          ----------------------

Interest income             $ 6,154   $ 5,692

Interest expense              1,882     2,008
                            -------   -------

Net interest income           4,272     3,684

Provision for loan losses       317     2,173

Other income                    588       759

Other expense                 3,430     3,065
                            -------   -------

Pretax income (loss)          1,113      (795)

Income taxes (benefit)          402      (285)
                            -------   -------

Net income (loss)           $   711   $  (510)
                            =======   =======

Our net interest income has increased by $213,000 and $588,000 for the three months and six months ended June 30, 2004, respectively, as compared to the same periods in 2003. Our net interest margin was 3.88% during the six months ended June 30, 2004 as compared to 4.12% for the six months ended June 30, 2003 and to
3.74 % for the entire year of 2003. The increase in net interest income is due primarily to the increased volume of average loans and investment securities outstanding. The decrease in net interest margin is largely due to fixed rate loans that have matured and repriced to a lower rate over the past twelve months and increased competition in our local market. Yields earned on loans have decreased to 6.38 % in the first six months of 2004 as compared to 7.14% in the first six months of 2003. The cost of funds has decreased as well, as deposits have been able to be repriced as they have matured. Our cost of funds decreased to 1.96 % in the first six months of 2004 as compared to 2.67% in the first six months of 2003.

The provision for loan losses was $65,000 and $317,000 for the three months and six months ended June 30, 2004, respectively. These provisions are a decrease from the comparable periods in 2003 by $1,931,000 and $1,856,000, respectively. The amounts provided in 2003 were elevated due to loans to four commercial borrowers which were deemed to present increased risk due to the impact of adverse economic conditions and increased competition in their markets.

Nonaccrual loans of $1,038,000 at June 30, 2004 consist of $306,000 of commercial loans, $662,000 of real estate loans and $70,000 of other consumer loans. Loans past due ninety days or more and still accruing interest of $256,000 at June 30, 2004 consists of real estate loans of $228,000 and other consumer loans of $28,000. These loans were identified through our loan evaluation process and have been properly considered in the determination of the allowance for loan losses. Management believes that the $3,347,000 in the allowance for loan losses at June 30, 2004, or 1.89% of total net outstanding loans, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Information with respect to nonaccrual, past due, restructured, and potential problem loans at June 30, 2004 and 2003 is as follows:

                                                                             June 30,
                                                                      ----------------------
                                                                       2004          2003
                                                                      ----------------------
                                                                      (Dollars in Thousands)
                                                                      ----------------------

Nonaccrual loans                                                      $  1,038    $   835
Loans contractually past due ninety days or more as to interest
   Or principal payments and still accruing                               256       2,120
Restructured loans                                                                    -
Potential problem loans                                                 1,294       2,735
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                            126          32
Interest income that was recorded on nonaccrual and                         -         -
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

Information regarding certain loans and allowance for loan loss data through June 30, 2004 and 2003 is as follows:

                                                                     Six Months Ended
                                                                         June 30,
                                                                    -------------------
                                                                      2004       2003
                                                                    --------   --------
                                                                   (Dollars in Thousands)
                                                                    --------------------
Average amount of loans outstanding                                 $174,004   $150,310
                                                                    ========   ========

Balance of allowance for loan losses at beginning of period            3,163      2,126
                                                                    --------   --------

Loans charged off
   Commercial and financial                                               26       --
   Real estate mortgage                                                   49       --
   Installment                                                            77         39
                                                                    --------   --------
                                                                         152         39
                                                                    --------   --------
Loans recovered
   Commercial and financial                                                1       --
   Real estate mortgage                                                    1       --
   Installment                                                            17          7
                                                                    --------   --------
                                                                          19          7
                                                                    --------   --------

Net charge-offs                                                          133         32
                                                                    --------   --------

Additions to allowance charged to operating expense during period        317      2,173
                                                                    --------   --------

Balance of allowance for loan losses at end of period               $  3,347   $  4,267
                                                                    ========   ========

Ratio of net loans charged off during the period to
   average loans outstanding                                             .08%       .02%
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

Other income has decreased by $188,000 and $170,000 for the three months and six months ended June 30, 2004, respectively, as compared to the same period in 2003. These decreases are due primarily to decreased mortgage origination fees of $57,000 and a decrease in gain on sale of loans of $138,000.

Other expenses increased by $243,000 and $366,000 for the three months and six months ended June 30, 2004, respectively, as compared to the same period in 2003. Salaries and employee benefits increased by $277,000, equipment and occupancy expenses decreased by $13,000, and other operating expenses increased by $102,000. Salaries and employee benefits have increased due to increased benefits expenses and annual salary increases. The increase of $102,000 in other operating expenses was not due to an increase in a particular area but rather a general increase in most other operating expense categories.

We have recorded income tax expense of $219,000 and $402,000 for the three months and six months ended June 30, 2004, respectively. The rate of tax as a percentage of pretax income was 36%.

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

ITEM 4.  Submission Of Matters To A Vote Of Security Holders.

          (a) The annual meeting of the stockholders of the Company was held on May 11, 2004. There were no shares represented at the meeting in person and 1,758,037 represented by proxy, for a total of 1,758,037 shares, representing 56.5% of the total issued and outstanding shares of the Company. Based upon the Report of the Inspector, and pursuant to Section 2.5 of the Company's Bylaws, a quorum was deemed present at the meeting.

          (b) The following directors were nominated to serve until the annual meeting of the Company in the 2005 calendar year:

                           J. Philip Hester, Sr.      B. Todd Howard
                           Ralph Millard Bowen        David E. Johnson
                           Marcus C. Byrd, Jr.        W. Alan McRae
                           Glennon C. Grogan          Kim Mills
                           James H. Grogan            Russell M. Wallace
                           Andrew M. Head

               Of the 1,758,037 represented, 1,752,067 shares were voted in favor of the election of the nominees (except 1,751,967 shares were voted in favor of Mr. Howard) to serve a one year term as members of the Board of Directors of the Company expiring in 2004, 5,970 shares were voted against all nominees (except 6,070 shares were voted against Mr. Howard) to serve as members of the Board of Directors of the Company expiring in 2005; and no shares abstained. The number of shares voting in favor of the nominees represented 99.7% of the total number of shares represented at the meeting and entitled to vote upon the proposal. Consequently, the nominees were approved by the shareholders of the Company.

          (c) In addition to the election of directors, the Company also considered approval of Mauldin & Jenkins, LLC as the Company's independent public accountants for the year ended December 31, 2004.Of the 1,758,037 represented at the meeting, 1,756,037 shares were voted in favor of the ratification of Mauldin & Jenkins, LLC as the independent public accountants for fiscal year 2004, no shares were voted against the ratification of Mauldin & Jenkins, LLC as the independent public accountants for fiscal year 2004; and 2,000 shares abstained. The number of shares voting in favor of the ratification of Mauldin & Jenkins, LLC as the independent public accountants for fiscal year 2004 represented 99.9% of the total number of shares represented at the Meeting and entitled to vote upon the proposal. Mauldin & Jenkins, LLC was therefore ratified as the independent public accountants for fiscal year 2004.

          (d) Finally, the shareholders considered an amendment to the Bylaws moving the annual meeting of shareholders to the second Tuesday of May each year. Of the 1,758,037 represented at the meeting, 1,756,037 shares were voted in favor of the ratification and amendment to the Bylaws. No shares were voted against the ratification to the amendment and 2,000 shares abstained. The number of shares voting in favor of the ratification of the amendment to the Bylaws represented 99.9% of the total number of shares represented at the meeting entitled to vote on the proposal and represented 56.5% of the total outstanding shares of the Company. Thus, the amendment to the Bylaws was ratified.

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

                           CHESTATEE BANCSHARES, INC.
                                  (Registrant)



DATE: August 13, 2004          BY: /s/ J. Philip Hester, Sr.
      ---------------              -------------------------
                                   J. Philip Hester, Sr., President and C.E.O.
                                   (Principal Executive Officer)


DATE: August 13, 2004          BY: /s/ Deborah F. McLeod
      ---------------              -------------------------
                                   Deborah F. McLeod, C.F.O. and Treasurer
                                   (Principal Financial and Accounting Officer)