Form 10QSB
period 2004-09-30
CHESTATEE BANCSHARES INC
filed 2004-11-12
CIK 1111196

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended     September 30, 2004
                                             ------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2004: 3,106,000; no par value.

Transitional Small Business Disclosure Format   Yes      No X
                                                   ---     ---

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                      INDEX
                                      -----
                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

         ITEM 1. Financial Statements

         Consolidated Balance Sheet - September 30, 2004.......................3

         Consolidated Statements of Operations and Comprehensive Income
                 Three and Nine Months Ended September 30, 2004 and 2003.......4

         Consolidated Statements of Cash Flows -
                 Nine Months Ended September 30, 2004 and 2003.................5

         Notes to Consolidated Financial Statements............................6

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................9

         ITEM 3.  Controls and Procedures.....................................17


PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings...........................................18

         ITEM 6.  Exhibits and Reports on Form 8-K............................19

         Signatures...........................................................20

         Certifications.......................................................21

                  CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

  ITEM 1.     FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (Unaudited)

                                  Assets

Cash and due from banks                                           $   3,590,139
Interest-bearing deposits in banks                                    4,350,061
Federal funds sold                                                   12,174,000
Securities available-for-sale, at fair value                         31,325,984
Restricted equity securities                                          1,310,000

Loans                                                               183,349,976
Less allowance for loan losses                                        3,198,169
                                                                  -------------
          Loans, net                                                180,151,807
                                                                  -------------

Premises and equipment                                                8,021,001
Other assets                                                          3,751,144
                                                                  -------------

          Total assets                                            $ 244,674,136
                                                                  =============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Deposits
    Noninterest-bearing                                           $  23,303,442
    Interest-bearing                                                171,793,755
                                                                  -------------
          Total deposits                                            195,097,197
Other borrowings                                                     26,200,000
Other liabilities                                                     1,036,172
                                                                  -------------
          Total liabilities                                         222,333,369
                                                                  -------------

Commitments and contingencies

Stockholders' equity
    Common stock, no par value; 20,000,000 shares
      authorized; 3,106,000 shares issued and outstanding            21,367,813
    Retained earnings                                                 1,158,331
    Accumulated other comprehensive income                             (185,377)
                                                                  -------------
          Total stockholders' equity                                 22,340,767
                                                                  -------------

          Total liabilities and stockholders' equity              $ 244,674,136
                                                                  =============

See Notes to Consolidated Financial Statements

                  CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                                      Three Months                 Nine Months
                                                                          Ended                       Ended
                                                                      September 30                 September 30
                                                                -------------------------    -------------------------
                                                                    2004          2003           2004          2003
                                                                -------------------------    -------------------------
Interest income
    Loans                                                       $ 2,874,461   $ 2,852,331    $ 8,428,953   $ 8,204,726
    Securities                                                      253,020       179,160        793,605       418,137
    Federal funds sold                                               38,945        23,962         82,298       107,783
    Interest-bearing deposits in banks                               12,308         7,429         27,524        24,477
                                                                -----------   -----------    -----------   -----------
              Total interest income                               3,178,734     3,062,882      9,332,380     8,755,123
                                                                -----------   -----------    -----------   -----------

Interest expense
    Deposits                                                        826,552       992,311      2,416,951     2,869,842
    Other borrowings                                                152,933        64,203        444,214       194,770
                                                                -----------   -----------    -----------   -----------
              Total interest expense                                979,485     1,056,514      2,861,165     3,064,612
                                                                -----------   -----------    -----------   -----------

              Net interest income                                 2,199,249     2,006,368      6,471,215     5,690,511
Provision for loan losses                                            17,379       346,370        333,961     2,519,414
                                                                -----------   -----------    -----------   -----------
              Net interest income after
                provision for loan losses                         2,181,870     1,659,998      6,137,254     3,171,097
                                                                -----------   -----------    -----------   -----------

Other income
      Service charges and fees                                      178,424       218,570        581,971       625,803
      Other operating income                                         68,005       111,313        252,821       462,791
                                                                -----------   -----------    -----------   -----------
              Total other income                                    246,429       329,883        834,792     1,088,594
                                                                -----------   -----------    -----------   -----------

Other expenses
    Salaries and employee benefits                                  882,733       877,319      2,671,972     2,389,409
    Occupancy and equipment expenses                                255,369       240,641        757,351       756,026
    Other operating expenses                                        544,414       450,367      1,684,062     1,487,569
                                                                -----------   -----------    -----------   -----------
              Total other expenses                                1,682,516     1,568,327      5,113,385     4,633,004
                                                                -----------   -----------    -----------   -----------


              Net income before income taxes                        745,783       421,554      1,858,661      (373,313)

Income tax expense                                                  261,286       154,325        663,512      (130,795)
                                                                -----------   -----------    -----------   -----------

              Net income (loss)                                     484,497       267,229      1,195,149      (242,518)
                                                                -----------   -----------    -----------   -----------

Other comprehensive income (loss):
     Unrealized gains (losses) on securities
         available-for-sale arising during period, net of tax       464,507      (167,894)        93,109      (300,798)
                                                                -----------   -----------    -----------   -----------

Comprehensive income (loss)                                     $   949,004   $    99,335    $ 1,288,258   $  (543,316)
                                                                ===========   ===========    ===========   ===========

Basic earnings per share                                        $      0.16   $      0.09    $      0.38   $     (0.08)
                                                                ===========   ===========    ===========   ===========

Diluted earnings per share                                      $      0.15   $      0.08    $      0.38   $     (0.08)
                                                                ===========   ===========    ===========   ===========

Cash dividends per share                                        $      --     $      --      $    --        $     --
                                                                ===========   ===========    ===========   ===========

See Notes to Consolidated Financial Statements

                  CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                                        2004            2003
                                                                   ------------    ------------
OPERATING ACTIVITIES
    Net income                                                     $  1,195,149    $    199,875
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                    398,778         172,319
        Provision for loan losses                                       333,961         177,314
        Decrease in interest receivable                                  62,274         128,581
        Increase (decrease) in interest payable                          48,641         (11,350)
        Other operating activities                                    1,946,651        (392,277)
                                                                   ------------    ------------

              Net cash provided by operating activities               3,985,454         274,462
                                                                   ------------    ------------

INVESTING ACTIVITIES
    Net increase in interest-bearing deposits in banks               (2,456,458)        (50,864)
    Net increase in federal funds sold                               (6,236,000)    (14,768,000)
    Purchases of securities available-for-sale                       (6,085,578)     (5,192,880)
    Proceeds from maturities of securities available-for-sale         9,444,474      10,470,299
    Proceeds from maturities of securities held-to-maturity                --           399,940
    Net increase in loans                                           (15,714,510)     (7,505,898)
    Proceeds from sales of premises and equipment                        37,711            --
    Purchase of premises and equipment                                 (132,741)       (490,527)
                                                                   ------------    ------------

              Net cash used in investing activities                 (21,143,102)    (17,137,930)
                                                                   ------------    ------------

FINANCING ACTIVITIES
    Net increase in deposits                                         11,558,981      11,212,319
    Net proceeds from other borrowings                                5,500,000       4,600,000
    Proceeds from sale of common stock                                     --         1,743,100
                                                                   ------------    ------------

              Net cash provided by financing activities              17,058,981      17,555,419
                                                                   ------------    ------------

Net increase (decrease) in cash and due from banks                      (98,667)        691,951

Cash and due from banks, beginning of period                          3,688,806       3,516,119
                                                                   ------------    ------------

Cash and due from banks, end of period                             $  3,590,139    $  4,208,070
                                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for:
          Interest                                                 $  2,812,524    $  3,075,962

          Income taxes                                             $    270,000    $    479,426

    Principal balances of loans transferred to other real estate   $    473,059    $        --

    Financed sales of other real estate owned                      $     70,029    $        --

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

         The results of operations for the period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  STOCK COMPENSATION PLANS

         At September 30, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income
         (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The Company also has remaining options outstanding that were granted to certain executive officers under employee agreements. The following table illustrates the effect on net income (loss) and earnings (losses) per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                             Three Months Ended
                                                               September 30,
                                                           ---------------------
                                                               2004        2003
                                                           ---------   ---------

     Net income, as reported                               $ 484,497   $ 267,229
     Deduct: Total stock-based employee compensation
           expense determined under fair value based
           method for all awards                               6,930      10,398
                                                           ---------   ---------
     Pro forma net income                                  $ 477,567   $ 256,831
                                                           =========   =========
     Earnings per share:
        Basic - as reported                                $     .16   $     .09
                                                           =========   =========
        Basic - pro forma                                  $     .15   $     .08
                                                           =========   =========
        Diluted - as reported                              $     .15   $     .08
                                                           =========   =========
        Diluted - pro forma                                $     .15   $     .08
                                                           =========   =========

                  CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                    Nine Months Ended
                                                                       September 30,
                                                               ---------------------------
                                                                   2004           2003
                                                               ------------    -----------
     Net income (loss), as reported                            $ 1,195,149     $ (242,518)
     Deduct: Total stock-based employee compensation
           expense determined under fair value based
           Method for all awards, net of related tax effects        21,352         33,268
                                                               ------------    -----------
     Pro forma net income (loss)                               $ 1,173,797     $ (275,786)
                                                               ============    ===========
     Earnings (losses) per share:
        Basic - as reported                                    $       .38     $     (.08)
                                                               ============    ===========
        Basic - pro forma                                      $       .38     $     (.09)
                                                               ============    ===========
        Diluted - as reported                                  $       .38     $     (.08)
                                                               ============    ===========
        Diluted - pro forma                                    $       .37     $     (.09)
                                                               ============    ===========

NOTE 3.  EARNINGS (LOSSES) PER SHARE

         Presented below is a summary of the components used to calculate basic and diluted earnings (losses) per common share.

                                                          Three Months Ended
                                                             September 30,
                                                       -----------   -----------
                                                           2004          2003
                                                       -----------   -----------

    Basic Earnings Per Share:
       Weighted average common shares outstanding        3,106,000     3,102,609
                                                       ===========   ===========

       Net income                                      $   484,497   $   267,229
                                                       ===========   ===========

       Basic earnings per share                        $       .16   $       .09
                                                       ===========   ===========

    Diluted Earnings Per Share:

                  CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                           Nine Months Ended September 30,
                                                       -------------------------------------
                                                           2004                    2003
                                                       ------------             ------------

   Basic Earnings (Losses) Per Share:
      Weighted average common shares outstanding          3,106,000                3,047,245
                                                       ============             ============

       Net income (loss)                               $  1,195,149             $   (242,518)
                                                       ============             ============

       Basic earnings (losses)  per share              $        .38             $       (.08)
                                                       ============             ============

    Diluted Earnings (Losses) Per Share:
       Weighted average common shares outstanding         3,106,000                3,047,245
       Net effect of the assumed exercise of stock
          options based on the treasury stock method
          using average market prices for the year           49,576                      -
                                                       ------------             ------------
       Total weighted average common shares and
          common stock equivalents outstanding            3,155,576                3,047,245
                                                       ============             ============

       Net income (loss)                               $  1,195,149             $   (242,518)
                                                       ============             ============

       Diluted earnings  (losses) per share            $        .38             $       (.08)
                                                       ============             ============


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

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of September 30, 2004, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At September 30, 2004, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                              Actual
                                 -------------------------------
                                                                      Minimum
                                                                     Regulatory
                                 Consolidated         Bank          Requirement
                                 -------------    -------------    -------------
     Leverage capital ratios       9.43 %             9.26 %            4.00 %
     Risk-based capital ratios:
        Core capital              11.06              10.86              4.00
        Total capital             12.32              12.12              8.00


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

                                                 September 30, 2004
                                              ----------------------
                                              (Dollars in thousands)
                                              ----------------------

    Commitments to extend credit              $              32,063
    Letters of credit                                         1,372
                                              ----------------------
                                              $              33,435
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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                              September 30,    December 31,
                                                 2004             2003
                                           ---------------   --------------
                                                (Dollars in Thousands)
                                           --------------------------------

Cash and due from banks                    $        3,590    $       3,689
Interest-bearing deposits in banks                  4,350            1,894
Federal funds sold                                 12,174            5,938
Securities                                         32,636           35,845
Loans, net                                        180,152          165,314
Premises and equipment                              8,021            8,325
Other assets                                        3,751            4,967
                                           ---------------   --------------
                                           $      244,674    $     225,972
                                           ===============   ==============

Deposits                                   $      195,097    $     183,538
Other borrowings                                   26,200           20,700
Other liabilities                                   1,036              681
Stockholders' equity                               22,341           21,053
                                           ---------------   --------------
                                           $      244,674    $     225,972
                                           ===============   ==============

Our total assets grew by 8% for the nine months ended September 30, 2004. Deposit growth of $11.6 million and proceeds from Federal Home Loan Bank debt of $5.5 million was primarily invested in loans, securities and fed funds. Our ratio of gross loans to deposits and other borrowings was 82.7% at September 30, 2004 and 82.3% at December 31, 2003. Our total equity increased by $1.3 million, consisting of year-to-date net income of $1,195,000 and a decrease in unrealized losses on securities available-for-sale, net of tax of $93,000.

Results of Operations For The Three and Nine months Ended September 30, 2004 and 2003

Following is a summary of our operations for the periods indicated:

                                           Three Months Ended
                                              September 30,
                               ---------------------------------------------
                                        2004                    2003
                               --------------------    ---------------------
                                          (Dollars in Thousands)
                               ---------------------------------------------

Interest income                $              3,178    $              3,063

Interest expense                                979                   1,057
                               ---------------------   ---------------------

Net interest income                           2,199                   2,006

Provision for loan losses                        17                     346

Other income                                    246                     330

Other expense                                 1,682                   1,568
                               ---------------------   ---------------------

Pretax income                                   746                     422

Income taxes                                    261                     155
                               ---------------------   ---------------------

Net income                     $                485    $                267
                               =====================   =====================


                                            Nine Months Ended
                                              September 30,
                               ---------------------------------------------
                                        2004                    2003
                               --------------------    ---------------------
                                         (Dollars in Thousands)
                               ---------------------------------------------

Interest income                $              9,332    $             8,755

Interest expense                              2,861                  3,065
                               ---------------------   ---------------------

Net interest income                           6,471                  5,690

Provision for loan losses                       334                  2,519

Other income                                    835                  1,089

Other expense                                 5,113                  4,633
                               ---------------------   ---------------------

Pretax income (loss)                          1,859                   (373)

Income taxes (benefit)                          664                   (130)
                               ---------------------   ---------------------

Net income (loss)              $              1,195    $              (243)
                               =====================   =====================

Our net interest income has increased by $193,000 and $781,000 for the three months and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003. Our net interest margin was 3.88% during the nine months ended September 30, 2004 as compared to 4.09% for the nine months ended September 30, 2003 and to 3.74 % for the entire year of 2003. The increase in net interest income is due primarily to the increased volume of average loans and investment securities outstanding. The decrease in net interest margin is largely due to fixed rate loans that have matured and repriced to a lower rate over the past twelve months and increased competition in our local market. Yields earned on loans have decreased to 6.42 % in the first nine months of 2004 as compared to 7.12% in the first nine months of 2003. The cost of funds has decreased as well, as deposits have been able to be repriced as they have matured. Our cost of funds decreased to 1.79 % in the first nine months of 2004 as compared to 2.60% in the first nine months of 2003.

The provision for loan losses was $17,000 and $334,000 for the three months and nine months ended September 30, 2004, respectively. These provisions are a decrease from the comparable periods in 2003 by $329,000 and $2,185,000, respectively. The amounts provided in 2003 were elevated due to loans to four commercial borrowers which were deemed to present increased risk due to the impact of adverse economic conditions and increased competition in their markets.

Nonaccrual loans of $692,000 at September 30, 2004 consist of $503,000 of commercial loans, $177,000 of real estate loans and $12,000 of other consumer loans. Loans past due ninety days or more and still accruing interest of $98,000 at September 30, 2004 consists of commercial loans of $87,000 and other consumer loans of $11,000. These loans were identified through our loan evaluation process and have been properly considered in the determination of the allowance for loan losses. Management believes that the $3,198,000 in the allowance for loan losses at September 30, 2004, or 1.74% of total net outstanding loans, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Information with respect to nonaccrual, past due, restructured, and potential problem loans at September 30, 2004 and 2003 is as follows:

                                                                                  September 30,
                                                                             ----------------------
                                                                              2004          2003
                                                                             ----------------------
                                                                             (Dollars in Thousands)
                                                                             ----------------------
Nonaccrual loans                                                          $   692       $ 2,894
Loans contractually past due ninety days or more as to interest
   Or principal payments and still accruing                                    98           189
Restructured loans                                                                          -
Potential problem loans                                                       934         2,735
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                 31            85
Interest income that was recorded on nonaccrual and                             -             -
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

Information regarding certain loans and allowance for loan loss data through September 30, 2004 and 2003 is as follows:

                                                                      Nine Months Ended
                                                                       September 30,
                                                                    --------------------
                                                                      2004        2003
                                                                    --------    --------
                                                                    (Dollars in Thousands)
                                                                    ---------------------
Average amount of loans outstanding                                 $175,472    $153,662
                                                                    ========    ========

Balance of allowance for loan losses at beginning of period            3,163       2,126
                                                                    --------    --------

Loans charged off
   Commercial and financial                                               30        --
   Real estate mortgage                                                  148          28
   Installment                                                           158          85
                                                                    --------    --------
                                                                         336         113
                                                                    --------    --------
Loans recovered
   Commercial and financial                                                1        --
   Real estate mortgage                                                   17        --
   Installment                                                            19          11
                                                                    --------    --------
                                                                          37          11
                                                                    --------    --------

Net charge-offs                                                          299         102
                                                                    --------    --------

Additions to allowance charged to operating expense during period        334       2,519
                                                                    --------    --------

Balance of allowance for loan losses at end of period               $  3,198    $  4,543
                                                                    ========    ========

Ratio of net loans charged off during the period to
   average loans outstanding                                             .17%        .07%
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

Other income has decreased by $84,000 and $254,000 for the three months and nine months ended September 30, 2004, respectively, as compared to the same period in 2003. These decreases are due primarily to decreased mortgage origination fees of $162,000 and a decrease in gain on sale of loans of $137,000 coupled with an increase of rental income of $65,000.

Other expenses increased by $114,000 and $480,000 for the three months and nine months ended September 30, 2004, respectively, as compared to the same period in 2003. Salaries and employee benefits increased by $283,000, equipment and occupancy expenses decreased by $1,000, and other operating expenses increased by $197,000. Salaries and employee benefits have increased due to increased benefits expenses and annual salary increases. The increase of $197,000 in other operating expenses was not due to an increase in a particular area but rather a general increase in most other operating expense categories.

We have recorded income tax expense of $261,000 and $664,000 for the three months and nine months ended September 30, 2004, respectively. The rate of tax as a percentage of pretax income was 36%.

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

                           CHESTATEE BANCSHARES, INC.
                                  (Registrant)



DATE: October 12, 2004         BY: /s/ J. Philip Hester, Sr.
      ----------------             -------------------------
                                   J. Philip Hester, Sr., President and C.E.O.
                                   (Principal Executive Officer)


DATE: October 12, 2004         BY: /s/ Deborah F. McLeod
      ----------------             -------------------------
                                   Deborah F. McLeod, C.F.O. and Treasurer
                                   (Principal Financial and Accounting Officer)