Form 10KSB
period 2004-12-31
CHESTATEE BANCSHARES INC
filed 2005-03-30
CIK 1111196

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 X    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
---   Act of 1934 for the fiscal year ended December 31, 2004 or

      Transition report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934

                        Commission File Number: 000-30273

                           CHESTATEE BANCSHARES, INC.
        (Exact name of small business issuer as specified in its Charter)

Georgia                                                               58-2535333
----------------                                                  --------------
(State or other                                                    (IRS Employer
jurisdiction of                                                   Identification
incorporation or                                                         Number)
organization)

6639 Highway 53 East
Dawsonville, Georgia 30534                                        (706) 216-2265
--------------------------                                   -------------------
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
None                                                                        None

          Securities registered under Section 12(g) of the Exchange Act

                                                                Name of Exchange
Title of each class:                                        on which registered:
----------------------                                      --------------------
Common Stock                                                                None
no par value per share

Check whether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.      Yes X    No
                                                          ---     ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's revenues for the most recent fiscal year were $ 13,940,331.

There were 3,123,000 outstanding shares of common stock, no par value per share, as of December 31, 2004. The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, as of December 31, 2004, was $20,921,720 based on the last sales price on such date.

                                     PART I
                                     ------

ITEM 1.   DESCRIPTION OF BUSINESS
          -----------------------

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

         Loans secured by real estate are the primary component of the Bank's loan portfolios, constituting approximately $147 million, or 74%, of the Bank's total loans at December 31, 2004. These loans consist of commercial real estate loans, construction and development loans and residential real estate loans and home equity loans. The Bank also makes loans for commercial purposes in various lines of business. At December 31, 2004, the Bank held approximately $39 million, or 20% of the Bank's total loans, in commercial loans, excluding for these purposes commercial loans secured by real estate included above. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, lines of credit, and revolving lines of credit such as credit cards. At December 31, 2004, the Bank held approximately $12 million in consumer loans, representing 6% of the Bank's total loans.

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

         The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits at December 31, 2004:

                                                              December 31, 2004

         Non-interest bearing demand..........................          9%
         Interest-bearing demand..............................         39%
         Savings..............................................          1%
         Time Deposits........................................         31%
         Certificates of Deposit of $100,000 or more..........         20%

                  Total.......................................      100.0%

The Bank is a member of a network of automated teller machines, which permits the Bank's customers to perform certain transactions in numerous cities in Georgia and throughout the country.

         The data processing work of the Bank is processed with Fidelity IFS, f/k/a Intercept Group of Thomson, Georgia. The Bank issues credit cards. The Bank also offers its customers a variety of checking and savings accounts. The installment loan department makes both direct consumer loans and also purchases retail installment contracts from sellers of consumer goods.

         The Bank principally serves the residents of Dawsonville and Dawson County. Dawson County has grown approximately 19% since the 2000 census according to U.S. Census Bureau statistics. The number of residents in Dawson County in 2000 was about 16,000 persons. The number of residents in Dawson County had swelled to an estimated 20,000 by December 2004. Dawsonville and Dawson County have a diverse commerce, including retail, manufacturing, service and farming sector economies. Dawsonville also serves as the county seat for Dawson County, Georgia, with a significant number of residents employed in government. Dawsonville, located approximately 15 miles north of Cumming, Georgia and 22 miles west of Gainesville, Georgia, is situated in the center of the development corridor extending north from Atlanta between Interstate 75 and

Interstate 85. The Bank also serves the adjacent counties of Cherokee, Forsyth, Gilmer, Hall, Lumpkin and Pickens.

         As of December 31, 2004, the Bank has a correspondent relationship with The Bankers Bank of Atlanta, Georgia. The correspondent bank provides certain services to the Bank, such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participation and furnishing management investment advice on the Bank's securities portfolio.

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

         Neither the Company nor its subsidiaries has any material patents, licenses, franchises or concessions. No material expenditures were made by the Company during its last two fiscal years on material research activities relating to the development of services or the improvement of existing services. Based upon present business activities, compliance with federal, state and local provisions regulating discharge of materials into the environment will have no material effects upon the capital expenditures, earnings and competitive position of the Company.

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

         As of December 31, 2004, three non-locally owned banks had offices in Dawson County and one locally owned banks had offices in Dawson County. Bank of America, N.A., a bank headquartered in Charlotte, North Carolina, operates a branch office in Dawson County. BB&T operates one office in Dawson County. United Community Bank maintains a main office and two branch offices in Dawson County. Mountain State Bank is a locally-owned bank with offices in Dawson County and Forsyth County as of December 31, 2004. While there are no other financial institutions with offices in our region, numerous financial institutions within the Atlanta metropolitan area market their services to our residents. In addition to these banks, there are several finance companies, credit union offices, and other non-traditional providers of service that compete in the Bank's market. Many local businesses and individuals have deposits outside the primary service areas of the Bank with these financial institutions. Georgia law allows banks in Georgia to establish newly-formed branch banks in areas in which the Bank serves, which branches, if established, also would compete with the Bank.

Employees
---------

         Except for the officers of the Company, who are also officers of the Bank, the Company does not have any employees. As of December 31, 2004, the Bank had 60 full-time and 16 part-time employees. Chestatee Financial and Chestatee Mortgage had no full-time or part-time employees, with all services rendered by independent contractors. In our opinion, the Company and the Bank each enjoy an excellent relationship with its employees. We are not a party to any collective bargaining agreement.

Selected Financial Information
------------------------------

         A history of the Company's financial position for the period ended December 31, 2004, is as follows (audited, dollar amounts in thousands, except for per share information):

Total Assets.....................................................$   250,648
Total Deposits...................................................$   200,394
Total Shareholders Equity........................................$    22,939
Net Income.......................................................$     1,647
Number of Issued and Outstanding Shares..........................  3,123,000
Book Value Per Share.............................................$      7.35
Net Income Per Share.............................................$       .53

A history of the Company's financial position for the year ended December 31, 2003, is as follows (audited, dollar amounts in thousands, except for per share information):

Total Assets.....................................................$   225,972
Total Deposits...................................................$   183,538
Total Shareholders Equity........................................$    21,053
Net Income.......................................................$      (624)
Number of Issued and Outstanding Shares..........................  3,106,000
Book Value Per Share.............................................$      6.78
Net Income Per Share.............................................$      (.20)

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

(1)  An institution must meet all three minimums
(2) 3% for composite I-rated institutions, subject to appropriate federal banking agency guidelines
(3) An institution is classified as "undercapitalized" if it is below the specified capital level for any of the three capital measures

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

         At December 31, 2004, the Company is considered to be adequately capitalized and the Bank is considered to be well-capitalized according to the total risk-based regulatory capital requirement. We believe the Bank will remain "well-capitalized" for the foreseeable future. However, rapid growth, poor loan portfolio performance or poor earnings performance, or a combination of these factors, could change our capital position in a short period of time, making an additional capital infusion necessary.

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

         In the wake of the events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001. The Patriot Act also made significant changes to the Bank Secrecy Act. Under the Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and of identifying customers when establishing new relationships and standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

     o To conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

     o To ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

     o To ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

     o To ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the Patriot Act, financial institutions are to establish anti-money laundering programs to enhance their Bank Secrecy Act program. The Patriot Act sets forth minimum standards for these programs, including:

     o    The development of internal policies, procedures, and controls;

     o    The designation of a compliance officer;

     o    An ongoing employee training program; and

     o    An independent audit function to test the programs.

Bank management believes that the Bank is currently in compliance with the Patriot Act.


ITEM 2.   DESCRIPTION OF PROPERTY
          -----------------------

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

         The Bank conducts its operations from its main office location at 6639 Highway 53 East, Dawsonville, Georgia 30534 and from three branches: its downtown branch located at 86 Highway 53 West, Dawsonville, Dawson County, Georgia 30534; its Marblehill branch, located at 34 Holcomb Way, Marblehill, Pickens County, Georgia 30148; and its Keith Bridge Commons branch, located at 2675 Freedom Parkway, Cumming, Georgia 30041.

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


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

         Management is not aware of any other material pending legal proceedings to which the Company, the Bank, Chestatee Financial or Chestatee Mortgage are a party or to which any of their property is subject, other than ordinary routine legal proceedings incidental to our business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

         The Company did not submit any matter during the fourth quarter of the fiscal year ending December 31, 2004 to a vote of security holders.


                                     PART II
                                     -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------

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

         The Company is allowed to declare and pay dividends in authorized but unissued shares of our stock, provided there is transferred to capital stock an amount equal to the value of the shares distributed and provided further that after payment of the dividend we continue to maintain required levels of paid-in capital and appropriated retained earnings. In the year ended December 31, 2000, we effected a two-for-one share split of its common stock in the form of a common stock dividend to shareholders of record as of the close of business on

October 31, 2000. As a result of the stock split, the number of shares of common stock issued and outstanding increased from 950,000 to 1,900,000 and the market value per share of the common stock, based upon the limited trading information available to management, dropped from $16.00 per share to approximately $8.00 per share. We did not pay a stock dividend to our shareholders in 2003 or 2004.

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

       YEAR                  NUMBER OF           HIGH SELLING        LOW SELLING
                          SHARES TRADED(1)           PRICE               PRICE
------------------        ----------------       -------------       -----------
2003
    First Quarter            174,310                 $10.00            $10.00
    Second Quarter            43,788                 $10.00            $10.00
    Third Quarter             11,000                 $10.00            $10.00
    Fourth Quarter             5,900                 $10.50            $10.00

2004
    First Quarter                300                 $10.00            $10.00
    Second Quarter            24,000                 $10.50            $10.00
    Third Quarter             10,600                 $10.00            $10.00
    Fourth Quarter             3,900                 $10.00            $10.00

(1) According to information available to us, there are no trades between family members during the year ended December 31, 2004 to our knowledge. The data regarding the common stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the common stock.

As of December 31, 2004, the Company had 3,123,000 shares of its voting common stock held by approximately 1,200 shareholders of record.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          ---------------------------------------------------------

         The following is a discussion of our financial condition and the financial condition of our bank subsidiary, Chestatee State Bank, our mortgage subsidiary, Chestatee Mortgage, and our financial services subsidiary, Chestatee Financial, at December 31, 2004 and 2003 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

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

Critical Accounting Policies
----------------------------

         We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2004.

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

Overview
--------

         The year 2004 was highlighted by significant loan and deposit growth. In 2004, we reported net income of $1,647,000 as compared to a net loss of $624,000. The improvement in earnings reflects a significant improvement in asset quality. The loss in 2003 was due to a provision for loan losses of $3,677,000. Refer to the section Analysis for Loan Losses for expanded discussion. Our primary market area of Dawson County, Georgia continues to grow.

Financial Condition at December 31, 2004 and 2003
-------------------------------------------------

         The following is a summary of our balance sheets for the periods indicated:

                                                               December 31,
                                                           2004            2003
                                                        ------------------------
                                                         (Dollars in Thousands)

Cash and due from banks                                 $  3,420        $  3,689
Interest-bearing deposits in banks                         6,350           1,894
Federal funds sold                                         4,091           5,938
Securities                                                31,470          35,845
Loans, net                                               193,823         165,314
Premises and equipment                                     7,904           8,325
Other assets                                               3,590           4,967
                                                        --------       ---------

                                                        $250,648        $225,972
                                                        ========        ========

Total deposits                                          $200,394        $183,538
Other borrowings                                          26,200          20,700
Other liabilities                                          1,115             681
Stockholders' equity                                      22,939          21,053
                                                        --------       ---------

                                                        $250,648        $225,972
                                                        ========        ========

As of December 31, 2004, we had total assets of $251 million, an increase of 11% over December 31, 2003. Total interest-earning assets were $236 million at December 31, 2004 or 94% of total assets as compared to 93% of total assets at December 31, 2003. Our primary interest-earning assets at December 31, 2004 were loans, which made up 82% of total interest-earning assets as compared to 79% at December 31, 2003. Our ratio of loans to deposits and other borrowings was 86% at December 31, 2004 as compared to 81% at December 31, 2003. Deposit growth of $17 million, cash flows provided from securities of $4 million, $1 million from fed funds sold and an additional $6 million in Federal Home Loan Bank advances were used to fund loan growth of $28 million.

         Our securities portfolio, consisting of U.S. Agencies, mortgage-backed securities, municipal securities and restricted equity securities, amounted to $31.5 million at December 31, 2004. Net unrealized losses on securities available-for-sale were $270,000 at December 31, 2004 as compared to $429,000 at December 31, 2003. At December 31, 2004, the Company had no securities designated as held-to-maturity. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

         We have 74% of our loan portfolio collateralized by real estate located in our primary market area of Dawson County, Georgia and surrounding counties. Our real estate mortgage portfolio consists of loans collateralized by one to four-family residential properties (12%), multifamily residential properties (1%), construction loans to build one to four-family residential properties (38%), and nonresidential properties consisting primarily of small business commercial properties (49%). We generally require that loans collateralized by real estate not exceed 80% of the collateral value.

The remaining 26% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

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

         Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Although real estate values and employment trends in our market area did not significantly deteriorate in 2004, we cannot predict what the impact of a prolonged U.S. presence in Iraq or further terrorism on American soil would have on the local economy.

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

         At December 31, 2004, we had loan commitments outstanding of $32 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At December 31, 2004, we had arrangements with three commercial banks for additional short-term advances of $8,000,000.

         At December 31, 2004, our capital ratios were considered adequate based on regulatory minimum capital requirements. Stockholders' equity increased in 2004 by $1.9 million due to net income of $1.6 million, proceeds from the issuance of stock related to an exercise of options of $140,000 and an increase in other comprehensive income related to our securities available-for-sale of $99,000. For regulatory purposes, the net unrealized gains and losses on securities available-for-sale are excluded in the computation of the capital ratios.

         In the future, the primary source of funds available to us will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. At December 31, 2004, no dividends could be paid by the Bank without regulatory approval.

         The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for Chestatee Bancshares, Inc. and the Bank as of December 31, 2004 are as follows:

                                               Actual
                                     -----------------------------
                                                                     Regulatory
                                     Consolidated       Bank        Requirements
                                     ------------       ----        ------------

     Leverage capital ratio               9.30%          9.07%           5.00%
     Risk-based capital ratios:
        Core capital                     10.74          10.48            6.00
        Total capital                    11.99          11.74           10.00

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

Results of Operations For The Years Ended December 31, 2004 and 2003
--------------------------------------------------------------------

         The following is a summary of our operations for the years indicated.

                                                        Years Ended December 31,
                                                         2004             2003
                                                      --------------------------
                                                         (Dollars in Thousands)

Interest income                                       $ 12,829         $ 11,830
Interest expense                                         3,970            4,172
                                                      --------         --------
Net interest income                                      8,859            7,658
Provision for loan losses                                  610            3,677
Other income                                             1,111            1,423
Other expenses                                           6,857            6,451
                                                      --------         --------
Pretax income (loss)                                     2,503           (1,047)
Income taxes (benefits)                                    855             (423)
                                                      --------         --------
Net income (loss)                                     $  1,648         $   (624)
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

         The net yield on average interest-earning assets was 3.90% in 2004 as compared to 3.96% in 2003. Average loans increased by $22 million and average investments increased $11 million which were the primary changes in average interest-earning assets that increased overall by $33 million. Average interest-bearing liabilities increased by $32 million as average interest bearing demand deposits increased $14 million, average time deposits increased $6 million and average other borrowings increased $12 million. The rate earned on average interest-earning assets decreased to 5.65% in 2004 from 6.11% in 2003. The rate paid on average interest-bearing liabilities decreased to 2.02% in 2004 as compared to 2.54% in 2003. The increase in our net yield was due primarily to a rising rate environment experienced during the last half of 2004. As rates continue to rise, we expect to see our net yield increase.

Provision for Loan Losses
-------------------------

         The provision for loan losses was $610,000 in 2004 as compared to $3,677,000 in 2003. Management's evaluation of the adequacy of the allowance for loan losses is based on known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of underlying collateral, and an analysis of current economic conditions. Of the 2003 amount, approximately $1.2 million was due to loan growth, increased net loan charge offs, increased past due loans, and to our assessment of the inherent risk in the loan portfolio. The balance was associated with management's assessment of the risk associated with four commercial borrowers which had been negatively impacted by among other issues adverse economic conditions, changes in the local political environment, and increased competition. In all cases, the Bank took what was considered a conservative and realistic approach in its analysis of these credits. At December 31, 2004, each of these four commercial relationships had been resolved by means of foreclosure or payment of the loan.

         Management believes that, given this review and analysis, the $3,620,000 in the allowance for loan losses at December 31, 2004, or 1.83% of total net outstanding loans and the $3,163,000 in the allowance for loan losses at December 31, 2003, or 1.88% of total net loans outstanding, are adequate at their respective dates to absorb known risks in the portfolio based upon the Bank's historical experience. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Other Income
------------

         Other operating income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Other operating income was $1,111,000 in 2004 as compared to $1,423,000 in 2003. The net decrease is due primarily to a decrease in mortgage origination fees of $163,000, a decrease in service charges on deposit accounts of $90,000, related to a reduction in the number of customer checks presented for payment on non-sufficient funds, a decrease in gain on sale of loans of $138,000, and a decrease in gain on sale of securities of $52,000, which were partially offset by increases in sales of other real estate owned and repossessed collateral of $72,000 and rental income of $54,000.

Other Expense
-------------

         Other expenses were $6,857,000 in 2004 as compared to $6,451,000 in 2003, an increase of $406,000. Salaries and employees benefits increased by $400,000 due to annual salary increases and an increase in the number of full time equivalent employees to 68 at December 31, 2004 from 67 at December 31, 2004. Advertising and marketing expenses increased by $7,000.

Income Tax
----------

         We have reported income tax expense in 2004 of $855,000 as compared to an income tax benefit in 2003 of $423,000. In 2004, the rate of the tax expense as a percentage of our pretax income was 34%. In 2003, the rate of the tax benefit as a percentage of our pretax loss was 40%. The percentage for 2003 was higher than the federal statutory percentage of 34% due to 2002's current taxable income as reported on our income tax return being taxed at a 15% rate, accounting for a 9% surtax exemption benefit. In addition, state income tax benefits recognized in 2002 accounted for an additional 6% reduction in the 2003 overall tax rate.

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

         At December 31, 2004, our cumulative one year interest rate-sensitivity gap ratio was 117%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.

         The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2004, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

                                          After Three   After One
                                             Months     Year but
                                 Within        but       Within      After
                                  Three      Within       Five       Five
                                 Months     One Year      Years      Years      Total
                                -----------------------------------------------------
                                                 (Dollars in Thousands)
Interest-earning assets:
     Interest-bearing
     deposits in banks          $  6,350   $      -    $      -    $      -   $  6,350
     Federal funds sold            4,091          -           -           -      4,091
     Securities                        -          -       1,949      29,521     31,470
     Loans                       141,267     27,579      25,922       2,781    197,549
                                --------   --------    --------    --------   --------
                                $151,708     27,579      27,871      32,302    239,460
                                --------   --------    --------    --------   --------

Interest-bearing liabilities:
     Interest-bearing demand
     deposits                   $ 83,722          -           -           -     83,722
     Savings                       3,574          -           -           -      3,574
     Certificates of deposit       5,108     46,558      40,181           -     91,847
     Other borrowings              5,850      9,600      10,750           -     26,200
                                --------   --------    --------    --------   --------
                                $ 98,254     56,158      50,931           -    205,343
                                --------   --------    --------    --------   --------

Interest rate sensitivity
     gap                        $ 53,454   $(28,579)   $(23,060)   $ 32,302   $ 34,117
                                ========   ========    ========    ========   ========
Cumulative interest rate
     sensitivity gap            $ 53,454   $ 24,875    $  1,815    $ 34,117
                                ========   ========    ========    ========
Interest rate sensitivity
     gap ratio                      1.54       0.49        0.55           -
                                ========   ========    ========    ========
Cumulative interest rate
     sensitivity gap ratio          1.54       1.16        1.01        1.17
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

         DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY:
                    INTEREST RATES AND INTEREST DIFFERENTIALS

Average Balances
----------------

The condensed average balance sheet for the year indicated is presented below.
(1)

                                                    Years Ended December 31,
                                                    2004               2003
                                                ----------------------------
                                                    (Dollars in Thousands)

ASSETS
     Cash and due from banks                    $   4,216          $   4,002
     Interest-bearing deposits in banks             3,427              1,667
     Taxable Securities                            33,167             22,344
     Tax-free Securities                            1,188                552
     Securities valuation account                    (417)              (100)
     Federal funds sold                             9,580             11,377
     Loans (2)                                    179,930            157,741
     Allowance for loan losses                     (3,328)            (3,324)
     Other assets                                  11,906              9,776
                                                ---------          ---------
                                                $ 239,669          $ 204,035
                                                =========          =========

     Total interest-earning assets              $ 226,875          $ 193,581
                                                =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits:
     Noninterest-bearing demand                 $  20,944          $  17,275
     Interest-bearing demand                       92,900             78,905
     Savings                                        3,017              2,323
     Time                                          74,656             69,483
                                                ---------          ---------
     Total deposits                               191,517            167,986

     Other borrowings                              25,843             13,848
     Other liabilities                                815                506
                                                ---------          ---------
     Total liabilities                            218,175            182,340
     Stockholders' equity                          21,494             21,695
                                                ---------          ---------
                                                $ 239,669          $ 204,035
                                                =========          =========

     Total interest-bearing liabilities         $ 196,416          $ 164,559
                                                =========          =========

(1) For each category, average balances were determined using the daily average balances during the year.
(2) Nonaccrual loans included in average balances for 2004 and 2003 were $846,000 and $622,000 respectively.

Interest Income and Interest Expense

         The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                            Years Ended December 31,
                                                           2004                   2003
                                                             Average                 Average
                                                   Interest    Rate       Interest     Rate
                                                            (Dollars in Thousands)
INTEREST INCOME:
     Interest and fees on loans (1)                 $11,617     6.46%     $10,965      6.95%
     Interest on deposits in banks                       51     1.49           29      1.74
     Interest on taxable securities                   1,002     3.06          695      3.12
     Interest on tax-free securities                     38     3.16           15      2.72
     Interest on federal funds sold                     121     1.27          126      1.11
                                                    -------               -------
     Total interest income                          $12,829     5.65      $11,830      6.11
                                                    -------               -------

INTEREST EXPENSE:
     Interest on interest-bearing
       demand deposits                              $ 1,366     1.47%     $ 1,446      1.83%
     Interest on savings deposits                         8     0.25            9      0.39
     Interest on time deposits                        1,999     2.68        2,426      3.49
     Interest on other borrowings                       597     2.31          291      2.10
                                                    -------               -------
     Total interest expense                         $ 3,970     2.02      $ 4,172      2.54
                                                    -------               -------

NET INTEREST INCOME                                 $ 8,859               $ 7,658

     Net interest spread                                        3.63%                  3.58%
                                                                ====                   ====
     Net yield on average interest-earning assets               3.90%                  3.96%
                                                                ====                   ====

(1) Interest and fees on loans includes $1,122,000 and $999,000 of loan fee income for the years ended December 31, 2004 and 2003, respectively. There was no interest income recognized on nonaccrual loans during 2004 or 2003.

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

                                                      Year Ended December 31,
                                                          2004 vs. 2003
                                                         Changes Due To:

                                                    Rate      Volume       Net
                                                  -----------------------------
                                                      (Dollars in Thousands)

Increase (decrease) in:
     Income from interest-earning assets:
     Interest and fees on loans                   $  (817)   $ 1,469    $   652
     Interest on deposits in banks                     (5)        27         22
     Interest on taxable securities                   (15)       322        307
     Interest on tax-free securities                   37          -         37
     Interest on federal funds sold                    17        (21)        (4)
                                                  -------    -------     ------
     Total interest income                        $  (783)     1,797      1,014
                                                  -------    -------     ------

     Expense from interest-bearing liabilities:
     Interest on interest-bearing
     demand deposits                              $  (312)   $   232    $   (80)
     Interest on savings deposits                      (4)         3         (1)
     Interest on time deposits                       (597)       170       (427)
     Interest on other borrowings                      32        275        307
                                                  -------    -------     ------
     Total interest expense                       $  (881)   $   680    $  (201)
                                                  -------    -------    -------

     Net interest income                          $    98    $ 1,117    $ 1,215
                                                  =======    =======    =======


                              INVESTMENT PORTFOLIO

Types of Investments
--------------------

         The carrying amounts of securities at the dates indicated are summarized as follows:

                                                 Years Ended December 31,
                                               2004                    2003
                                            ---------------------------------
                                                  (Dollars in Thousands)


     U.S. Government agencies               $  8,899                 $  9,544
     Mortgage-backed securities               19,662                   24,162
     Municipals                                1,277                    1,104
     Restricted equity securities              1,632                    1,035
                                            --------                 --------
                                            $ 31,470                 $ 35,845
                                            ========                 ========

Maturities
----------

         The amounts of debt securities as of December 31, 2004 are shown in the following table according to contractual maturity classifications:

     o    one year or less;
     o    after one through five years;
     o    after five years through ten years; and
     o    after ten years.

Restricted equity securities are not included in the table because they have no contractual maturity.

                                                          After one               After five
                               One year or less       through five years        through ten years
                               Amount   Yield (1)     Amount     Yield (1)     Amount      Yield (1)

U.S. Government agencies      $   0        -%        $ 1,949       3.07%      $  6,950       3.83%
Mortgage-backed securities        -        -               -                     2,122       3.63
Municipals                        -        -               -          -            609       5.26
                              -----                                           --------       ----
  Total debt securities       $   -        -%        $ 1,949       3.07%      $  9,681       3.53%
                              =====                  =======                  ========

                                 After ten years                                      Total
                               Amount       Yield (1)                           Amount      Yield (1)

U.S. Government agencies      $      -           -                            $  8,899        3.29%
Mortgage-backed securities      17,540        2.79                              19,662        2.88
Municipals                         668        5.69                               1,277        5.48
                              --------        ----                            --------        ----
  Total debt securities       $ 18,208        2.90%                           $ 29,838        3.11%
                              ========        ====                            ========        ====

(1) The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. Yields for tax-free municipal securities are shown as a tax equivalent yield.

                                 LOAN PORTFOLIO

Types of Loans
--------------

         The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                                          December 31,
                                                  2004                  2003
                                               -------------------------------
                                                   (Dollars in Thousands)

         Commercial                            $  38,633             $  33,997
         Real estate-construction                 56,529                34,596
         Real estate-mortgage                     90,336                87,780
         Consumer installment and other           11,946                12,104
                                               ---------             ---------
                                                 197,444               168,477
         Less allowance for loan losses           (3,620)               (3,163)
                                               ---------             ---------
         Net loans                             $ 193,824             $ 165,314
                                               =========             =========


Maturities and Sensitivities of Loans to Changes in Interest Rates
------------------------------------------------------------------

         Total loans as of December 31, 2004 are shown in the following table according to contractual maturity classifications:

     o    one year or less,
     o    after one through five years, and
     o    after five years.

                                                         (Dollars in Thousands)
     Commercial
         One year or less                                     $   29,173
         After one through five years                              8,285
         After five years                                          1,175
                                                              ----------
                                                              $   38,633
                                                              ----------

     Construction
         One year or less                                     $   40,964
         After one through five years                             15,247
         After five years                                            318
                                                              ----------
                                                              $   56,529
                                                              ----------

     Other
         One year or less                                     $   47,505
         After one through five years                             44,884
         After five years                                          9,893
                                                              ----------
                                                              $  102,282
                                                              ----------

     Total                                                    $  197,444
                                                              ==========

         The following table summarizes loans at December 31, 2004 with the due dates after one year that have predetermined and floating or adjustable interest rates.

                                                          (Dollars in Thousands)

         Predetermined interest rates                            $ 34,147
         Floating or adjustable interest rates                     45,655
                                                                 --------
                                                                 $ 79,802
                                                                 ========

Risk Elements
-------------

         Information with respect to nonaccrual, past due, restructured and other problem loans at December 31, 2004 and 2003 is as follows:

                                                                December 31,
                                                              2004        2003
                                                          ----------------------
                                                          (Dollars in Thousands)

         Nonaccrual loans                                  $ 1,462     $ 1,137
         Loans contractually past due ninety
              days or more as to interest or
              principal payments and still accruing            123          71
         Restructured loans                                      0           0
         Potential problem loans                                 0       2,727
         Interest income that would have been recorded
              on nonaccrual and restructured loans under
              original terms                                    30         147
         Interest income that was recorded on
              nonaccrual and restructured loans                  0           0

Potential problem loans are defined as loans about which we have serious doubt as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured.

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

                                               Years Ended December 31,
                                                2004             2003
                                              -------------------------
                                               (Dollars in Thousands)

Average amount of loans outstanding           $179,930         $157,741
                                              ========         ========

Balance of allowance for loan losses
         at beginning of year                 $  3,163         $  2,126
                                              ========         ========

Loans charged off
         Commercial and financial                   30            1,828
         Real estate- mortgage                     148               77
         Installment                               169              754
                                              --------         --------
                                                   347            2,659
                                              --------         --------

Loans recovered
         Commercial and financial                   23               -
         Real estate mortgage                      142               -
         Installment                                29               19
                                              --------         --------
                                                   194               19
                                              --------         --------

Net charge-offs                                    152            2,640
                                              --------         --------

Additions to allowance charged to operating
         expense during year                       610            3,677
                                              --------         --------

Balance of allowance for loan losses
         at end of year                       $  3,620         $  3,163
                                              ========         ========

Ratio of net loans charged off during the
         year to average loans outstanding        0.08%            1.67%
                                              ========         ========


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

As of December 31, 2004 and 2003, we had made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                                       December 31, 2004                  December 31, 2003
                                               Percent of loans in                Percent of loans in
                                                  each category                      each category
                                    Amount        to total loans        Amount       to total loans
                                   ------------------------------------------------------------------
                                                      (Dollars in Thousands)

Commercial                         $   760              21%           $   664             20%
Real estate - construction             724              20                633             21
Real estate - mortgage               1,846              51              1,645             52
Consumer installment
     loans and other                   290               8                221              7
                                   -------             ---            -------            ---
                                   $ 3,620             100%           $ 3,163            100%
                                   =======             ===            =======            ===

                                    DEPOSITS

         Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits is presented below. (1)

                                                        Years Ended December 31,
                                                    2004                          2003
                                             Amount       Percent          Amount       Percent
                                           -----------------------------------------------------
                                                          (Dollars in Thousands)
Noninterest-bearing demand deposits        $ 20,944            -%        $ 17,275             -%
Interest-bearing demand deposits             92,900         1.47           78,905          1.83
Savings deposits                              3,017         0.25            2,323           .39
Time deposits                                74,656         2.68           69,483          3.49
                                           --------                      --------
                                           $191,517                      $167,986
                                           ========                      ========

(1) Average balances were determined using the daily average balances during the year.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2004 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                                                          (Dollars in Thousands)

     Three months or less                                        $  6,785
     Over three months through six months                          10,073
     Over six through twelve months                                11,761
     Over twelve months                                            20,318
                                                                 --------
              Total                                              $ 48,937
                                                                 ========


                    RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

         The following rate of return information for the year indicated is presented below.

                                                 Years Ended December 31,
                                                  2002            2001
                                                  ----            ----

     Return on assets (1)                         .69%            (.31)%
     Return on equity (2)                        7.67            (2.88)
     Dividend payout ratio (3)                      -                -
     Equity to assets ratio (4)                  8.97            10.63

(1)  Net income (loss) divided by average total assets.
(2)  Net income (loss) divided by average equity.
(3) Dividends declared per share of common stock divided by net income per share.
(4)  Average equity divided by average total assets.

ITEM 7.   FINANCIAL STATEMENTS
          --------------------






                      CHESTATEE BANCSHARES, INC.
                           AND SUBSIDIARIES

                     CONSOLIDATED FINANCIAL REPORT

                           DECEMBER 31, 2004

                           CHESTATEE BANCSHARES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 2004




                                TABLE OF CONTENTS
                                -----------------


                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.....................F-1

FINANCIAL STATEMENTS

     Consolidated balance sheets............................................F-2
     Consolidated statements of operations..................................F-3
     Consolidated statements of comprehensive income (loss).................F-4
     Consolidated statements of stockholders' equity........................F-5
     Consolidated statements of cash flows..................................F-6
     Notes to consolidated financial statements..................F-7 through 25

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


To the Board of Directors
Chestatee Bancshares, Inc.
Dawsonville, Georgia


         We have audited the accompanying consolidated balance sheets of Chestatee Bancshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income
(loss), stockholders' equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chestatee Bancshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ MAULDIN & JENKINS, LLC




Atlanta, Georgia
January 21, 2005

                           Chestatee Bancshares, Inc.
                                and Subsidiaries

                           Consolidated Balance Sheets
                           December 31, 2004 and 2003

                                     Assets
                                     ------
                                                             2004             2003
Cash and due from banks                                $   3,419,928    $   3,688,806
Interest-bearing deposits in banks                         6,350,302        1,893,603
Federal funds sold                                         4,091,000        5,938,000
Securities available-for-sale, at fair value              29,837,836       34,810,306
Restricted equity securities                               1,631,800        1,035,000

Loans                                                    197,443,733      168,476,894
Less allowance for loan losses                             3,620,445        3,162,548
                                                       -------------    -------------
          Loans, net                                     193,823,288      165,314,346
                                                       -------------    -------------

Premises and equipment                                     7,903,890        8,324,749
Other assets                                               3,589,962        4,967,289
                                                       -------------    -------------

          Total assets                                 $ 250,648,006    $ 225,972,009
                                                       =============    =============


             Liabilities and Stockholders' Equity
             ------------------------------------

Deposits
    Noninterest-bearing                                $  21,251,241    $  16,972,313
    Interest-bearing                                     179,142,600      166,565,903
                                                       -------------    -------------
          Total deposits                                 200,393,841      183,538,216
Other borrowings                                          26,200,000       20,700,000
Other liabilities                                          1,115,088          681,374
                                                       -------------    -------------
          Total liabilities                              227,708,929      204,919,590
                                                       -------------    -------------

Commitments and contingencies

Stockholders' equity
    Common stock, no par value; 20,000,000 shares
      authorized: 3,123,000 and 3,106,000 shares          21,554,341       21,414,341
      issued and outstanding
    Retained earnings (deficit)                            1,564,212          (83,346)
    Accumulated other comprehensive loss                    (179,476)        (278,486)
                                                       -------------    -------------
          Total stockholders' equity                      22,939,077       21,052,509
                                                       -------------    -------------

          Total liabilities and stockholders' equity   $ 250,648,006    $ 225,972,099
                                                       =============    =============

                 See Notes to Consolidated Financial Statements

                           Chestatee Bancshares, Inc.
                                and Subsidiaries

                      Consolidated Statements of Operations
                     Years Ended December 31, 2004 and 2003

                                                        ------------   ------------
                                                             2004           2003
                                                        ------------   ------------
Interest income
    Loans                                               $ 11,617,123   $ 10,965,489
    Taxable securities                                     1,002,114        695,376
    Nontaxable securities                                     37,516         14,502
    Federal funds sold                                       121,385        125,619
    Interest-bearing deposits in banks                        50,980         29,133
                                                        ------------   ------------
              Total interest income                       12,829,118     11,830,119
                                                        ------------   ------------

Interest expense
    Deposits                                               3,373,423      3,881,278
    Other borrowings                                         597,147        290,856
                                                        ------------   ------------
              Total interest expense                       3,970,570      4,172,134
                                                        ------------   ------------

              Net interest income                          8,858,548      7,657,985
Provision for loan losses                                    609,993      3,676,614
                                                        ------------   ------------
              Net interest income after
                provision for loan losses                  8,248,555      3,981,371
                                                        ------------   ------------

Other income
      Service charges and fees                               762,015        852,391
      Gains on sales of securities available-for-sale          2,684         53,637
      Other operating income                                 346,514        516,892
                                                        ------------   ------------
              Total other income                           1,111,213      1,422,920
                                                        ------------   ------------

Other expenses
    Salaries and employee benefits                         3,596,956      3,197,285
    Occupancy and equipment expenses                       1,023,182      1,046,668
    Other operating expenses                               2,236,587      2,207,406
                                                        ------------   ------------
              Total other expenses                         6,856,725      6,451,359
                                                        ------------   ------------

              Net income (loss) before income tax
                  expense (benefit)                        2,503,043     (1,047,068)

Income tax expense  (benefit)                                855,485       (423,378)
                                                        ------------   ------------

              Net income (loss)                            1,647,558       (623,690)
                                                        ============   ============


Basic earnings (losses) per share                       $       0.53   $      (0.20)
                                                        ============   ============

Diluted earnings (losses) per share                     $       0.52   $      (0.20)
                                                        ============   ============

                 See Notes to Consolidated Financial Statements

                           Chestatee Bancshares, Inc.
                                and Subsidiaries

             Consolidated Statements of Comprehensive Income (Loss)
                     Years Ended December 31, 2004 and 2003

                                                                  2004           2003
                                                              -----------    -----------
Net income (loss)                                             $ 1,647,558    $  (623,690)

Other comprehensive income:
        Unrealized holding gains (losses) on securities
           available-for-sale arising during period, net of
           taxes (benefits) of $61,063 and $(166,654)             100,674       (305,411)

        Reclassifications adjustment for gains realized in
           net income, net of taxes of $1,020 and $20,382          (1,664)       (33,255)
                                                              -----------    -----------

Other comprehensive income (loss)                                  99,010       (338,666)
                                                              -----------    -----------

Comprehensive income (loss)                                   $ 1,746,568    $  (962,356)
                                                              ===========    ===========

                 See Notes to Consolidated Financial Statements

                           Chestatee Bancshares, Inc.
                                and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                     Years Ended December 31, 2004 and 2003

                                           Common Stock                         Accumulated
                                  ----------------------------     Retained        Other             Total
                                                    Amount         Earnings    Comprehensive     Stockholders'
                                    Shares          Paid In       (Deficit)    Income (Loss)         Equity
                                  ------------    ------------   ------------  -------------     ------------

Balance, December 31, 2002          2,925,690     $ 19,618,713    $   540,344    $   60,180      $ 20,219,237
    Net income                              -                -      (623,690)             -          (623,690)
    Issuance of common stock          180,310        1,795,628              -             -         1,795,628
    Other comprehensive income              -                -              -      (338,666)         (338,666)
                                  -----------     ------------    -----------    -----------     ------------
Balance, December 31, 2003          3,106,000     $ 21,414,341    $  (83,346)    $ (278,486)     $ 21,052,509
    Net income                              -                -      1,647,558             -         1,647,558
    Issuance of common stock           17,000          140,000              -             -           140,000
    Other comprehensive income              -                -              -        99,010            99,010
                                  -----------     ------------    -----------    -----------     ------------
Balance, December 31, 2004          3,123,000     $ 21,554,341    $ 1,564,212    $ (179,476)     $ 22,939,077


                 See Notes to Consolidated Financial Statements

                           Chestatee Bancshares, Inc.
                                and Subsidiaries

                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2004 and 2003

                                                                        2004           2003
                                                                    -----------    -----------
OPERATING ACTIVITIES
Net income  (loss)                                                  $ 1,647,558    $  (623,690)
Adjustments to reconcile net income (loss) to net cash
    provided by operating
    activities:
    Depreciation                                                        533,308         552,267
    Deferred Income taxes                                              (166,842)       (118,016)
    Provision for loan losses                                           609,993       3,676,614
    (Gain) loss on other real estate owned                              (63,462)         41,015
    Amortization and accretion                                          345,495         154,013
    Gain on sale of securities available-for-sale                        (2,684)        (53,637)
    Increase in interest receivable                                    (134,090)        (45,369)
    Increase (decrease) in interest payable                              81,949        (105,667)
    Net other operating activities                                    1,827,081      (2,347,038)
                                                                    -----------     -----------

          Net cash provided by operating activities                   4,678,306       1,130,492
                                                                    -----------     -----------

INVESTING ACTIVITIES
    Net increase in interest-bearing deposits in banks               (4,456,699)       (565,062)
    Net decrease in federal funds sold                                1,847,000           8,000
    Purchases of securities available-for-sale                       (6,829,727)    (40,717,307)
    Proceeds from maturities of securities available-for-sale         7,171,752      15,136,253
    Proceeds from sales of securities available-for-sale              4,446,717       4,713,214
    Proceeds from maturities of securities held-to-maturity                   -         399,940
    Purchase of restricted equity securities                           (596,800)       (392,500)
    Net increase in loans                                           (29,756,435)    (28,791,771)
    Proceeds from sales of other real estate owned                      843,832               -
    Proceeds from sales of premises and equipment                        37,711               -
    Purchase of premises and equipment                                 (150,160)     (2,811,535)
                                                                   ------------    ------------

              Net cash used in investing activities                 (27,442,809)    (53,020,768)
                                                                   ------------    ------------

FINANCING ACTIVITIES
    Net increase in deposits                                         16,855,625      39,817,335
    Net proceeds from other borrowings                                5,500,000      10,450,000)
    Proceeds from sale of common stock                                        -       1,743,100
    Net increase due to exercise of options                             140,000          52,528
                                                                   ------------    ------------

              Net cash provided by financing activities              22,495,625      52,062,963
                                                                   ------------    ------------

Net increase (decrease) in cash and due from banks                     (268,878)        172,687

Cash and due from banks, beginning of period                          3,688,806       3,516,119
                                                                   ------------    ------------

Cash and due from banks, end of period                             $  3,419,928    $  3,688,806
                                                                   ============    ============

SUPPLEMENTAL DISCLOSURES
    Cash paid for:
          Interest                                                 $  3,888,621    $  4,277,801
          Income taxes                                             $    651,000    $  1,358,681
    Principal balances of loans transferred to other real estate   $    707,529    $     85,901
    Financed sales of other real estate owned                      $     70,029    $    134,930

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

         The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $845,000 at December 31, 2004.

         Securities

         Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Securities not classified as held to maturity, are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Restricted equity securities without a readily determinable fair value are recorded at cost.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Securities (Continued)

         The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the settlement date. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

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

         Premises and Equipment

         Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally by straight-line methods over the estimated useful lives of the assets. Other Real Estate Owned

         Other real estate owned represents properties acquired through or in lieu of loan foreclosure and are initially recorded at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed. There was no other real estate owned at December 31, 2004. The carrying amount of other real estate owned at December 31, 2003 was $136,303.

         Income Taxes

         Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

         Stock-Based Compensation

         At December 31, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note 8. The Company accounts for those plans under the recognition and measurement principles of APB Opinion N. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost related to those plans is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The company also has remaining options outstanding that were granted to certain executive officers under employee agreements. Options earned under those agreements were granted at prices based upon the year-end book value of the Company. The Company recognized no compensation costs under the employee agreements during the years ended December 31, 2004 and 2003. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Stock Based Compensation (Continued)

                                                                           ---------------------------
                                                                               2004            2003
                                                                           -----------     -----------
         Net income (loss), as reported                                    $ 1,647,558     $ (623,690)
         Deduct: Total stock-based employee compensation
            expense determined under fair value based
            method for all awards, net of related tax effects                 (24,261)        (74,801)
                                                                           ------------    ------------
         Pro forma net income (loss)                                       $ 1,623,297     $ (698,491)
                                                                           ============    ============
         Earnings (losses) per share:
              Basic - as reported                                          $       .53     $     (.20)
                                                                           ============    ============
              Basic - pro forma                                            $       .52     $     (.23)
                                                                           ============    ============
              Diluted - as reported                                        $       .52     $     (.20)
                                                                           ============    ============
              Diluted - pro forma                                          $       .52     $     (.22)
                                                                           ============    ============

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

         Recent Accounting Standards

         In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions such as the issuance of stock options in exchange for employee services. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The Company has elected to continue with the accounting methodology of Opinion No. 25 until adoption of this standard is required. The effects of this change are reflected, on a proforma basis above under the caption "Stock Based Compensation."

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SECURITIES

         The amortized cost and fair value of securities are summarized as follows:

                                                   Gross            Gross
                                  Amortized      Unrealized       Unrealized       Fair
                                     Cost          Gains            Losses         Value
                                -------------   ------------    ------------    ------------
Securities Available-for-Sale
   December 31, 2004:
   U.S. Treasury and U.S.
      Government agencies           8,954,593   $      1,985    $    (58,017)   $  8,898,561
   State, county and municipal
      Securities                    1,269,661         24,977         (17,250)      1,277,388
   Mortgage-backed securities      19,883,467          3,227        (224,807)     19,661,887
                                 ------------   ------------    ------------    ------------
                                   30,107,721   $     30,189    $   (300,074)   $ 29,837,836
                                 ============   ============    ============    ============

   December 31, 2003:
   U.S. Treasury and U.S.
      Government agencies        $  9,654,284   $     12,082    $   (122,449)   $  9,543,917
   State, county and municipal      1,140,818              -         (37,099)      1,103,719
      Securities
   Mortgage-backed securities      24,444,142          8,961        (290,433)     24,162,670
                                 ------------   ------------    ------------    ------------
                                 $ 35,239,244   $     21,043    $   (449,981)   $ 34,810,306
                                 ============   ============    ============    ============

     Securities with a carrying value of $25,489,000 and $26,102,539 at December 31, 2004 and 2003 were pledged to secure public deposits and for other purposes required or permitted by law. At December 31, 2004, there were no securities that have been in a continuous unrealized loss position for more than twelve months.

     The amortized cost and fair value of debt securities as of December 31, 2004 by contractual maturity are shown below.

                                                         Securities
                                                     Available-for-Sale
                                                ----------------------------
                                                  Amortized         Fair
                                                    Cost            Value
                                                ------------    ------------

    Due in less than one year                   $          -    $          -
    Due from one to five years                     1,991,429       1,949,180
                                                   7,553,541       7,558,207
    Due from five to ten years
    Due after ten years                              679,284         668,562
                                                -------------   -------------
                                                  10,224,254      10,175,949
    Mortgage-backed securities                    19,883,467      19,661,887
                                                -------------   -------------
                                                  30,107,721      29,837,836
                                                =============   =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2004.

                                                Less Than Twelve Months      Over Twelve Months
                                              --------------------------    --------------------
                                                 Gross                        Gross
                                               Unrealized       Fair        Unrealized    Fair
                                                 Losses         Value         Losses      Value
                                              -------------  -----------    ----------  --------
December 31, 2004:

   U.S. Treasury and U.S.
      Government agencies                     $  (58,017)   $  4,650,820     $    -     $      -
   State, county  and municipal securities       (17,250)        542,750          -            -
   Mortgage-backed securities                   (224,807)     17,242,292          -            -
                                              ------------  -------------    -------    ---------
                                              $ (300,074)   $ 22,435,862     $    -     $      -
                                              ============  =============    =======    =========

     Also at December 31, 2004, there were twenty-nine securities with unrealized losses with no single security having depreciation of more than 3.27% from the Company's amortized cost basis.


NOTE 3.  LOANS

         The composition of loans is summarized as follows:

                                                                                  December 31,
                                                                        -------------------------------
                                                                              2004              2003
                                                                        -------------     -------------
  Commercial and industrial                                             $  38,633,000     $  33,997,000
  Real estate - construction                                               56,529,000        34,596,000
  Real estate - mortgage                                                   90,336,000        87,780,000
  Consumer and other                                                       12,051,000        12,202,000
                                                                        --------------    --------------
                                                                          197,549,000       168,575,000
  Unearned income                                                           (105,267)          (98,106)
  Allowance for loan losses                                               (3,620,445)       (3,162,548)
                                                                        --------------    --------------
  Loans, net                                                            $ 193,823,288     $ 165,314,346
                                                                        ==============    ==============

         Changes in the allowance for loan losses are as follows:

                                                                             Years Ended December 31,
                                                                        --------------------------------
                                                                              2004              2003
                                                                        --------------    --------------
   Balance, beginning of year                                           $   3,162,548     $   2,126,188
      Provision for loan losses                                               609,993         3,676,614
      Loans charged off                                                     (346,285)       (2,659,426)
      Recoveries of loans previously charged off                              194,189            19,172
                                                                        --------------    --------------
   Balance, end of year                                                 $   3,620,445     $   3,162,548
                                                                        ==============    ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The total recorded investment in impaired loans was $1,462,312 and $1,136,648 at December 31, 2004 and 2003, respectively. There were no impaired loans that had related allowances for loan losses determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, at December 31, 2004 and 2003. The average recorded investment in impaired loans for 2004 and 2003 was $846,241 and $1,931,764, respectively. Interest income recognized for cash payments received on impaired loans was not material for the years ended December 31, 2004 and 2003.

         In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2004 are as follows:

   Balance, beginning                                           $ 17,762,699
      Advances                                                    14,769,635
      Repayments                                                (13,537,152)
                                                                -------------
   Balance, ending                                              $ 18,995,182
                                                                =============


NOTE 4.  PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows:

                                                          December 31,
                                                -----------------------------
                                                      2004             2003
                                                ------------    --------------

  Land                                          $   1,405,872    $   1,405,872
  Buildings                                         5,514,445        5,514,445
  Equipment                                         2,944,381        2,853,365
                                                --------------   -------------
                                                    9,864,698        9,773,682
  Accumulated depreciation                        (1,960,808)      (1,448,933)
                                                --------------   -------------
                                                $   7,903,890    $   8,324,749
                                                ==============   =============

         Lease

         The Company leased certain of its administrative office facilities under a noncancelable operating lease agreement from an entity owned by the Board of Directors. The Company also leased certain of its branch facilities under various other noncancelable operating lease agreements. In September of 2003, the Company purchased the building housing its administrative office facilities. The Company's operating lease of its branch facility expired March 31, 2003. The lease was not renewed. At December 31, 2004, the Company was not under any lease agreements.

         Total rental expense is summarized as follows:

                                                    Years Ended December 31,
                                                    ------------------------
                                                     2004            2003
                                                    --------      ---------

  Related party                                     $    -        $  30,375
  Other third parties                                    -            7,500
                                                    -------       ---------
                                                    $    -        $  37,875
                                                    =======       =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  DEPOSITS

         The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2004 and 2003 was $48,936,893 and $29,515,000,
         respectively. The Company had brokered certificates of deposit at December 31, 2004 and 2003 of $11,500,000 and $5,000,000, respectively.
         The scheduled maturities of time deposits at December 31, 2004 are as follows:

           2005                                                    51,833,151
           2006                                                    27,102,420
           2007                                                     7,320,685
           2008                                                     2,638,446
           2009                                                     2,952,116
                                                                --------------
                                                                $  91,846,818
                                                                ==============

         At December 31, 2004 and 2003, overdraft demand deposits reclassified to loans totaled $32,634 and $49,676, respectively.


NOTE 6.  OTHER BORROWINGS

         Other borrowings consist of the following:

                                                                                               December 31,
                                                                                    --------------------------------
                                                                                          2004              2003
                                                                                    --------------    --------------
   Adjustable rate advance from Federal Home Loan Bank with
      interest payable quarterly (interest rate adjusts quarterly, 1.58%
      at December 31, 2004), matures June 20, 2005.                                 $   1,250,000     $   1,250,000
   Fixed rate advance from Federal Home Loan Bank with interest
      payable monthly at 2.17%, matures January 18, 2005.                               4,600,000         4,600,000
   Fixed rate advance from Federal Home Loan Bank with interest
      payable monthly at 1.99%, matures June 20, 2006.                                  1,250,000         1,250,000
   Fixed rate advance from Federal Home Loan Bank with interest
       payable monthly at 2.84%, matures June 20, 2008.                                 1,250,000         1,250,000
   Fixed rate advance from Federal Home Loan Bank with interest
     payable monthly at 2.59%, matures September 26, 2006.                              5,000,000         5,000,000
   Fixed rate advance from Federal Home Loan Bank with interest
      payable monthly at 2.50%, matures June 20, 2007                                   1,250,000         1,250,000
   Fixed rate advance from Federal Home Loan Bank with interest
      payable monthly at 2.75%, matures October 3, 2006                                 1,000,000         1,000,000
   Fixed rate advance from Federal Home Loan Bank with interest
      payable monthly at 2.38%, matures December 12,2005.                               5,100,000         5,100,000
   Fixed rate advance from Federal Home Loan Bank with interest
      payable monthly at 1.92%, matures July 28, 2005.                                  1,500,000                 -
   Fixed rate advance from Federal Home Loan Bank with interest
      payable monthly at 1.92%, matures July 29, 2005.                                  1,500,000                 -
   Fixed rate advance from Federal Home Loan Bank with interest
     payable monthly at 2.16%, matures January 30, 2006.                                1,500,000                 -
   Fixed rate advance from Federal Home Loan Bank with interest
     Payable monthly at 2.68%, matures January 29, 2007.                                1,000,000                 -
                                                                                    --------------    --------------
                                                                                    $  26,200,000     $  20,700,000
                                                                                    ==============    ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The advances from the Federal Home Loan Bank are secured by a certain qualifying loans of approximately $10 million, approximately $18 million in mortgage-backed securities, and Federal Home Loan Bank stock of $1.6 million.

         Contractual maturities of other borrowings as of December 31, 2004 are as follows:


              2005                                               13,950,000
              2006                                                8,750,000
              2007                                                2,250,000
              2008                                                1,250,000
                                                              --------------
                                                              $  26,200,000
                                                              ==============


NOTE 7.  EMPLOYEE AND DIRECTOR BENEFIT PLANS

         Deferred Compensation Plans

         The Company has a deferred compensation plan providing for death and retirement benefits for its chief executive officer and executive vice president. The estimated amounts to be paid under the compensation plan are being funded through the purchase of life insurance policies on the officers. The balance of the policy cash surrender values included in other assets at December 31, 2004 and 2003 is $1,111,946 and $1,065,985, respectively. Income recognized on the policies amounted to $45,961 and $36,150. The balance of deferred compensation included in other liabilities at December 31, 2004 and 2003 is $166,087 and $95,914, respectively. Expense recognized for deferred compensation was $70,173 and $79,714 for the years ended December 31, 2004 and 2003, respectively.

         401(K) Plan

         The Company has a 401(K) plan available to all eligible employees, subject to certain minimum age and service requirements. Contributions charged to expense were $47,190 and $45,237 for the years ended December 31, 2004 and 2003, respectively.

NOTE 8.  STOCK BASED COMPENSATION

         The Company has two stock option plans and has reserved a total of 400,000 options, of which 100,000 are subject to shareholder approval, for grant to the Company's officers and directors. Options are granted at the fair value of the Company's common stock at the date of grant and expire ten years from the date of grant.

         The Company also has outstanding options related to previous employee agreements with certain of its executive officers whereby stock options are earned based upon the performance of the Company. Options earned under these agreements are priced at the Company's book value as of year-end and expire ten years from the date the options are earned.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Other pertinent information related to the options follows:

                                                          2004                         2003
                                                --------------------------- ---------------------------
                                                                 Weighted-                   Weighted-
                                                                  Average                     Average
                                                                  Exercise                    Exercise
                                                   Shares          Price       Shares         Price
                                                -----------   ------------- ------------  -------------
  Under option, beginning of year                  275,000          8.20       270,000        8.06
     Granted                                       135,000         10.00        11,000       10.00
     Exercised                                    (17,000)          8.24       (6,000)        5.26
     Cancelled                                     (5,000)         10.00
                                                -----------                  ----------
  Under option, end of year                        388,000          8.80       275,000        8.20
                                                ===========                  ==========

  Exercisable, end of year                         259,667          8.21       260,001        8.09
                                                ===========                  ==========
  Weighted-average fair value of options
     granted during the year                     $    3.90                    $   3.43

         Information pertaining to options outstanding at December 31, 2004 is as follows:

                                            Options Outstanding                    Options Exercisable
                                -------------------------------------------  ------------------------------
                                                 Weighted-
                                                  Average        Weighted-                      Weighted-
                                                 Remaining        Average                        Average
          Range of                Number        Contractual       Exercise       Number         Exercise
       Exercise Prices          Outstanding         Life           Price       Exercisable        Price
  -----------------------       ------------    -----------     -----------   ------------     -----------

       $4.75 - $5.82               16,000       5.50 years      $  4.89          16,000         $  4.89
       $8.00 - $10.00             372,000       8.20 years         8.97         243,667            8.42
                                ---------                                     ---------
                                  388,000       8.09 years         8.80         259,667            8.21
                                =========                                      =========

         The fair value of the oions is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

                                                                       Years Ended December 31,
                                                                      ---------------------------
                                                                         2004              2003
                                                                      -----------       ---------

   Dividend yield (as a percent of the fair value of the stock)              %                 0%
   Expected life                                                      10 years           10 years
   Expected volatility                                                   0.01%              0.01%
   Risk-free interest rate                                               5.00%              4.25%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  INCOME TAXES

         Income tax expense consists of the following:

                                            Years Ended December 31,
                                          ----------------------------
                                             2004               2003
                                          -----------       ---------

   Current                                $ 1,022,327       $ (305,362)
   Deferred                                 (166,842)         (118,016)
                                          -----------       -----------
        Income tax expense (benefit)      $   855,485       $ (423,378)
                                          ===========       ===========

NOTE 9.  INCOME TAXES (continued)

         The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:


                                             2004                2003
                                           ----------------------------
                                            Amount             Amount
                                           --------          ----------

Income taxes at statutory rate            $ 851,034          $(356,002)
Tax-free income                             (48,047)           (34,261)
Surtax exemption                              5,107              9,981
State income tax (benefit)                   81,401            (36,177)
Other items                                 (34,010)            (6,918)
                                          ---------          ---------
     Income tax expense (benefit)         $ 855,485          $(423,378)
                                          =========          =========

       The components of deferred income taxes are as follows:

                                                    December 31,
                                          ------------------------------
                                             2004                2003
                                          ----------          ----------
Deferred tax assets:
   Loan loss reserves                     $1,066,668          $  871,270
   Deferred loan fees                         39,623              36,523
   Preopening and organization costs               -               4,337
   Stock options                              12,740              12,740
   Deferred compensation                      62,674              36,194
   Nonaccrual loans                           11,219              36,362
   Contributions                                   -              17,225
   Other                                       5,844              14,690
   Securities available-for-sale              89,389             150,452
                                          ----------          ----------
                                           1,288,157           1,179,793
                                          ----------          ----------
Deferred tax liabilities:
   Depreciation                              343,076             340,491
Net deferred tax assets                   $  945,081          $  839,302
                                          ==========          ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10. EARNINGS (LOSSES) PER SHARE

       Presented below is a summary of the components used to calculate basic and diluted earnings (losses) per share.

                                                    Years Ended December 31,
                                                   -------------------------
                                                      2004           2003
                                                   -----------    ----------

Basic Earnings (Losses) Per Share:
   Weighted average common shares outstanding        3,108,973     3,062,055
                                                   ===========   ===========

   Net income (loss)                               $ 1,647,558   $  (623,690)
                                                   ===========   ===========

   Basic earnings (losses) per share               $       .53   $      (.20)
                                                   ===========   ===========

Diluted Earnings (Losses) Per Share:
   Weighted average common shares outstanding        3,108,973     3,062,055
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year          40,907        51,414
                                                   -----------   -----------
   Total weighted average common shares and
      common stock equivalents outstanding           3,149,880     3,113,469
                                                   ===========   ===========

   Net income (loss)                               $ 1,647,558   $  (623,690)
                                                   ===========   ===========

   Diluted earnings (losses) per share             $       .52   $      (.20)
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

                                                          December 31,
                                                  ----------------------------
                                                       2004            2003
                                                  -------------   ------------

    Commitments to extend credit                  $ 28,231,000    $ 32,209,000
    Financial standby letters of credit              1,411,000       1,408,000
    Credit card commitments                          3,837,000       3,775,000
                                                  -------------   ------------
                                                  $ 33,479,000    $ 37,392,000
                                                  =============   ============

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

         At December 31, 2004 and 2003, the carrying amount of liabilities related to the Company's obligation to perform under financial standby letters of credit was insignificant. The Company has not been required to perform on any financial standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2004 and 2003.

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

         Seventy-six percent of the Company's loan portfolio is concentrated in real estate loans, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in
         Note 3.

         The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $5,640,000.

NOTE 13. REGULATORY MATTERS

         The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2004, no dividends could be paid without regulatory approval.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2004 and 2003, the Company and the Bank met all capital adequacy requirements to which they are subject.

         As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category. Prompt corrective action provisions are not applicable to bank holding companies.

         The Company and the Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                       To Be Well
                                                                                For Capital        Capitalized Under
                                                                                  Adequacy         Prompt Corrective
                                                           Actual                 Purposes         Action Provisions
                                                    ----------------------   -------------------   -------------------
                                                     Amount       Ratio      Amount     Ratio      Amount      Ratio
                                                    --------     -------   ---------   -------    --------    -------
                                                                           (Dollars in Thousands)
                                                    ------------------------------------------------------------------
 December 31, 2004:
 Total Capital to Risk Weighted Assets
     Consolidated                                  $  25,821      11.99%    $ 17,225      8%      $    N/A       N/A
     Bank                                          $  25,262      11.74%    $ 17,219      8%      $ 21,524       10%
  Tier I Capital to Risk Weighted Assets
     Consolidated                                  $  23,118      10.74%    $  8,613      4%      $    N/A       N/A
     Bank                                          $  22,559      10.48%    $  8,610      4%      $ 12,915        6%
  Tier I Capital to Average Assets
     Consolidated                                  $  23,118       9.30%    $  9,948      4%      $    N/A       N/A
     Bank                                          $  22,559       9.07%    $  9,946      4%      $ 12,432        5%

December 31, 2003:
Total Capital to Risk Weighted Assets
   Consolidated                                    $  23,699      12.55%    $ 15,105       8%     $     N/A       N/A
   Bank                                            $  23,286      12.34%    $ 15,097       8%     $  18,872       10%
Tier I Capital to Risk Weighted Assets
   Consolidated                                    $  21,330      11.30%    $  7,552       4%     $     N/A       N/A
   Bank                                            $  20,917      11.08%    $  7,549       4%     $  11,323        6%
Tier I Capital to Average Assets
   Consolidated                                    $  21,330       9.37%    $  9,103       4%     $     N/A       N/A
   Bank                                            $  20,917       9.20%    $  9,098       4%     $ 11,373         5%

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                                     December 31,
                                          --------------------------------------------------------------------
                                                        2004                               2003
                                          ---------------------------------   --------------------------------
                                             Carrying            Fair            Carrying            Fair
                                              Amount            Value             Amount            Value
                                          ---------------   ---------------   ---------------  ---------------
   Financial assets:
      Cash, due from banks, interest-
         bearing deposits in banks,
         and funds sold                   $   13,861,230    $   13,861,230    $   11,520,409   $   11,520,409
      Securities available-for-sale           29,837,836        29,837,836        34,810,306       34,810,306
      Restricted equity securities             1,631,800         1,631,800         1,035,000        1,035,000
      Loans                                  197,443,733       196,317,000       168,476,894      169,021,000
      Accrued interest receivable              1,253,602         1,253,602         1,119,512        1,119,512

   Financial liabilities:
      Deposits                               200,393,841       199,995,000       183,538,216      184,558,430
      Other borrowings                        26,200,000        25,645,000        20,700,000       20,458,000
      Accrued interest payable                   346,844           346,844           264,895          264,895


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    INDUSTRY SEGMENTS
                                  ------------------------------------------------------------------------------------------
       For the Year Ended           Commercial                                      All
       December 31, 2004              Banking       Mortgage       Financial       Other       Eliminations        Total
   ---------------------------    ----------------  ---------      ---------     ---------     ------------    -------------

   Interest income                $   12,829,118            -      $      -      $      -      $        -      $  12,829,118
   Interest expense                    3,970,570            -             -             -               -          3,970,570
   Net interest income (expense)       8,858,548            -             -             -               -          8,858,548
   Intersegment net interest
       income (expense)                         -           -             -             -               -                  -
   Other revenue from external
       sources                         1,044,864       41,454        24,895             -               -          1,111,213
   Depreciation                          533,308            -             -             -               -            533,308
   Provision for loan losses             609,993            -             -             -               -            609,993
   Segment profit (loss)               2,494,265       41,254        24,751       (57,227)              -          2,503,043
   Segment assets                    250,575,047      289,721        37,499       268,063        (522,324)       250,648,006
   Expenditures for premises
       and equipment                     150,160            -             -             -               -            150,160


NOTE 16. SUPPLEMENTARY FINANCIAL   DATA

         Components of other income and expenses in excess of 1% of total revenue are as follows:

                                                      Years Ended December 31,
                                                     --------------------------
                                                         2004           2003
                                                     ---------       ---------
    Other income:
       Mortgage loan origination fees                $  41,454       $ 203,780
       Gain on sale of loans                            11,799         149,641
    Other expenses:
       Legal and professional                          171,339         233,761
       Stationery and supplies                         170,730         188,132
       Data processing                                 339,542         338,240
       Other losses                                     36,748         169,399

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. PARENT COMPANY FINANCIAL INFORMATION

         The following information presents the condensed balance sheet, statements of operations and cash flows of Chestatee Bancshares, Inc. as of and for the years ended December 31, 2004 and 2003:


                            CONDENSED BALANCE SHEETS

                                                                            2004           2003
                                                                       ------------    ------------
Assets
  Cash                                                                 $    221,817    $     97,676
  Investment in subsidiaries                                             22,704,774      20,922,574
  Other assets                                                               46,246          66,019
                                                                       ------------    ------------

        Total assets                                                   $ 22,972,837    $ 21,086,269
                                                                       ============    ============

Liabilities
  Other liabilities                                                    $     33,760    $     33,760
                                                                       ------------    ------------

Stockholders' equity                                                     22,939,077      21,052,509
                                                                       ------------    ------------

        Total liabilities and stockholders' equity                     $ 22,972,837    $ 21,086,269
                                                                       ============    ============


                  CONDENSED STATEMENTS OF OPERATIONS

                                                                            2004            2003
                                                                       ------------    ------------
Income:
Interest Income                                                        $          -    $      1,132
Dividends from subsidiary                                                         -               -
Other Income                                                                      -               -
                                                                       ------------    ------------
                                                                                              1,132
                                                                       ------------    ------------

Expenses:
  Employee benefits                                                               -               -
  Interest                                                                        -               -
  Other                                                                      57,227          72,753
                                                                       ------------    ------------
               Total expenses                                                57,227          72,753
                                                                       ------------    ------------

               Income (loss) before income tax benefits and equity
                 in undistributed income (distributions in excess
                 of loss) of subsidiaries                                   (57,227)        (71,621)

Income tax benefits                                                         (21,595)        (27,030)
                                                                       ------------    ------------

               Income (loss) before equity in undistributed
                 income (distributions in excess of
                 loss) of subsidiaries                                      (35,632)        (44,591)

Equity in undistributed income (distributions in excess subsidiaries
   of loss) of subsidiaries                                               1,683,190        (579,099)
                                                                       ------------    ------------

               Net income (loss)                                       $  1,647,558    $   (623,690)
                                                                       ============    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                2004           2003
                                                            -----------     -----------
OPERATING ACTIVITIES
  Net income (loss)                                         $ 1,647,558    $  (623,690)
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
     (Undistributed income) distributions in excess
        of loss of subsidiaries                              (1,683,190)      (579,099)
     Net other operating activities                              19,773        (54,189)
                                                            -----------    -----------

          Net cash used in operating activities                 (15,859)       (98,780)
                                                            -----------    -----------

INVESTING ACTIVITIES
  Investment in subsidiaries                                          -     (2,380,000)
                                                            -----------    -----------

          Net cash used in investing activities                       -     (2,380,000)
                                                            -----------    -----------

FINANCING ACTIVITIES
  Exercise of stock options                                     140,000              -
  Proceeds from issuance of common stock                              -      1,795,628
                                                            -----------    -----------

          Net cash provided by financing activities             140,000      1,795,628
                                                            -----------    -----------

Net increase (decrease) in cash                                 124,141       (683,152)

Cash at beginning of year                                        97,676        780,828
                                                            -----------    -----------

Cash at end of year                                         $   221,817    $    97,676
                                                            ===========    ===========

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

         The Company and the Bank have had no changes in or disagreements with our independent auditors, Mauldin & Jenkins, LLC, during our two most recent fiscal years or any period since that time. Chestatee Financial and Chestatee Mortgage have had no changes in or disagreements with its independent auditors, Mauldin & Jenkins, LLC, since their inception.


ITEM 8A.  CONTROLS AND PROCEDURES
          -----------------------

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


ITEM 8B.  OTHER INFORMATION
          -----------------

         The Company has no other information required to be disclosed in a report on Form 8-K to disclose.


                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          -------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          -------------------------------------------------

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

Directors
---------

         R. Millard Bowen, born April 6, 1942, is the owner of Bowen & Bowen Construction. He is a principal of several real estate related business entities. He attended the University of Georgia and Reinhardt College. Mr. Bowen has served as a director of the Company and its subsidiaries since their inception.

         Marcus C. Byrd, Jr., born June 1, 1953, is owner of Byrd's Mini-Storage and Byrd's U-Haul and Byrd's Intent Land Fill, Inc. He is a member of the Executive Board of the Boy Scouts of America. Mr. Byrd has served as a director of the Company and its subsidiaries since their inception.

         Glennon C. Grogan, born July 20, 1939, is the Secretary/Treasurer of Etowah Environment Group, Inc. (50% owner) involved in waste management. He is a principal of several real estate ventures. Mr. Grogan has served as a director of the Company and its subsidiaries since their inception. Mr. Grogan's brother, James H. Grogan, also serves as a director of the Company and its subsidiaries.

         James H. Grogan, born July 10, 1943, is the President of Etowah Environmental Group, Inc. (50% owner) engaged in waste management. He is a principal of several real estate ventures. Mr. Grogan has served as a director of the Company and its subsidiaries since their inception. Mr. Grogan's brother, Glennon C. Grogan, is also a director of the Company and its subsidiaries.

         Andrew M. ("Jack") Head, born May 22, 1953, is the President of Head Management Group. Mr. Head is in an advisory capacity with Fleming Company and is involved as an owner or director or both in the wholesale lumber and restaurant franchise businesses. He is the past Chairman and Chief Executive Officer of Head Distributing Company (wholesale groceries). He is a graduate of the University of Georgia. Mr. Head has served as a director of the Company and its subsidiaries since their inception.

         J. Philip Hester, Sr., born January 23, 1953, is the President and Chief Executive Officer of the Bank, Chestatee Financial and Chestatee Mortgage in addition to serving as a member of the Board of Directors. He served as President, Chief Executive Officer, and Director of the Waycross Company & Trust from 1987 to 1990 and has been engaged in the Banking business in various capacities since 1975. He was President, Chief Executive Officer, and Director of the First Community Bank of Dawsonville until his resignation to participate in organization of the Company. He is a graduate of the University of Georgia and has completed courses at the School of Banking of the South (Louisiana State University) and the University of Oklahoma Commercial Lending School. Mr. Hester has served as a director of the Company and its subsidiaries since their inception.

         B. Todd Howard, born March 17, 1967, is President of BTH Investments, the President and co-owner of The Lumber Depot d/b/a Coal Mountain Builders Supply and is the co-owner of Oakmont Investment Group LLP. He is a member of the Gilmer County Homebuilders Association. Mr. Howard has served as a director of the Company and its subsidiaries since their inception.

         David E. Johnson, born May 9, 1942, is President and owner of Sleeveco, Inc. (manufacturer of plastic packaging materials), which was a finalist in "Georgia Family Business of the Year 2002." Mr. Johnson has served as a director of the Company and its subsidiaries since their inception. Mr. Johnson was the 2001 Businessman of the Year for Dawson County. Since 2002, Mr. Johnson has served as Chairman of the Board of Directors.

         W. Alan McRae, born July 22, 1952, is an owner of McRae & Stolz, Inc., a real estate development firm. He received his undergraduate degree from the University of Georgia and a masters degree from the University of Tennessee. Mr. McRae has served as a director of the Company and its subsidiaries since their inception.

         Kim M. Mills, born February 11, 1962, is the principal of Mills Fuel Service, Inc. He is a member of the Dawson County Rotary Club. Mr. Mills has served as a director since December 1998.

         Russell M. Wallace, born June 3, 1954, is a founding partner of The Wallace Investment Group, LLC. He is a member of the First Baptist Church of Dawsonville. He attended the University of Georgia. Mr. Wallace serves as a director of the Company and its subsidiaries as he has since their inception.

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

No director is a party in a material proceeding adverse to the interests of the Company or its subsidiaries.

Executive Officers
------------------

         J. Philip Hester, Sr., in addition to serving as a director (see paragraph in preceding section regarding directors), has served as the President and Chief Executive Officer of the Company and its subsidiaries since their inception.

         James M. Curry, born November 2, 1952, serves as Executive Vice-President of the Bank. Mr. Curry previously was employed by SunTrust Bank, N.A. from 1985 until joining the Bank in December 2001. He attended the University of Georgia and has completed courses at the School of Banking of the South (Louisiana State University).

         Deborah F. McLeod, born July 23, 1959, serves as Senior Vice-President and Chief Financial Officer of the Company and its subsidiaries. Ms. McLeod previously was employed by Citizens Bank of Forsyth, from December 17, 2001 until joining the Company in June 2002. Prior to that time, Ms. McLeod was employed by BB&T following its acquisition of Century South Banks since August 1990. She is a graduate of North Georgia College and State University.

         During the previous five years, no executive officer of the Company or its subsidiaries was the subject of a legal proceeding (as defined above) that is material to an evaluation of the ability or integrity of the executive officer. No executive officer is a party in a material proceeding adverse to the interests of the Company or its subsidiaries.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

         Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company pursuant to Rule 16a-3(d) during the year ended December 31, 2004, no person, who at any time during the year was a director, executive officer or beneficial owner of more than 10% of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act except that David Johnson filed one Form 4 for a single transaction after its due date.

Code of Ethics
--------------

         The Board of Directors has adopted, effective December 31, 2004, the Code of Business Conduct and Ethics for the Company. The Code applies to the Chief Executive Officer and the Chief Financial Officer, each instructed to pursue the objectives of the Code:

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

Audit Committee
---------------

         The Board of Directors holds regularly scheduled meetings monthly and annual meetings are called from time to time as needed. Thirteen meetings of the Company's Board of Directors were held during the last full fiscal year. All directors during the last full fiscal year attended at least 75% of the aggregate of the total number of meetings of the Board of Directors held during that time and meetings of the committees of which that director was a member. The Company has established a number of committees to assist it in the discharge of its duties, including an audit committee, nominating committee and a compensation committee.

         The Audit Committee operates pursuant to the Charter approved by the Company's Board of Directors. The Audit Committee Charter sets out the responsibilities, authority and specific duties of the Audit Committee. The Charter specifies, among other things, the structure and membership requirements of the Audit Committee, as well as the relationship of the Audit Committee to the independent accountants, the internal audit department, and management of the Company. The Audit Committee generally approves the engagement of our principal accountant to render audit and non-audit services prior to the engagement of the accountant and the provision of those services. The Audit Committee is thereafter responsible for reviewing the financial statements and audit reports of the Company's independent auditors, in serving as liaison with those independent auditors on behalf of the Company, and discussing the audit function and results of the audit with the Board of Directors pursuant to its

Charter. The Audit Committee consists of Messrs. G. Grogan, Head, Howard and McRae. The Audit Committee met seven times in 2004.

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

         The Company's Audit Committee has issued the following report with respect to the audited financial statements of the Company for the fiscal year ended December 31, 2004:

     o The Audit Committee has reviewed and discussed with the Company's management the Company's fiscal 2004 audited financial statements;
     o The Audit Committee has discussed with the Company's independent auditors, Mauldin & Jenkins, LLC, the matters required to be discussed by Statement on Auditing Standards No. 61;
     o The Audit Committee has received the written disclosures and letter from the independent auditors required by Independence Standards Board No. 1 (which relates to the auditors' independence from the Company and its related entities) and has discussed with the auditors their independence from the Company; and
     o Based on the review and discussions referred to in the three items above, the Audit Committee recommended to the Board of Directors that the fiscal 2004 audited financial statements be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

         The Compensation Committee is composed of Messrs. Head, McRae and Wallace. That committee, which met two times in 2004, reviews and evaluates the compensation policy of the Company, including bonuses, option grants, and director compensation.

         The Nominating Committee is comprised of Messrs. McRae, Mills and Jim Grogan. The committee met once. Prior to the appointment of the Nominating Committee, the Executive Committee consisting of Messrs. Bowen, Hester, Wallace and Johnson served as the nominating committee. That committee met once in 2004.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

         The following table sets forth the cash and cash equivalent forms of compensation received by the chief executive officer of the Company and its named executive officers in the fiscal year ended December 31, 2004, and all cash and cash equivalent forms of compensation received by the chief executive officer and all named executive officers of the Company as a group.

                                                  SUMMARY COMPENSATION TABLE
                                                                                                             LONG-TERM COMPENSATION

                                                                                                            AWARDS           PAYOUTS
     (a)                    (b)        (c)          (d)             (e)              (f)            (g)        (h)          (i)
NAME AND                                                        OTHER ANNUAL      RESTRICTED      OPTION      LTIP         OTHER
PRINCIPAL POSITION         YEAR      SALARY        BONUS       COMPENSATION(4)   STOCK AWARDS      SARs      PAYOUTS    COMPENSATION

J. Philip Hester, Sr.      2004      $172,000     $6,913             -                 -          50,000        -        $112,778(1)
CEO, President,            2003      $163,451     $6,585             -                 -            -           -        $ 79,826(2)
Director                   2002      $150,525     $6,272             -                 -            -           -        $ 45,249(3)

James M. Curry             2004      $113,750     $4,594             -                 -          30,000        -        $ 65,854(1)
Executive VP               2003      $108,000     $4,375             -                 -            -           -        $  4,629(2)
                           2002      $100,000     $4,167             -                 -          15,000        -        $ 15,417

Deborah F. McLeod          2004      $113,750     $4,594             -                 -          30,000        -        $ 60,374(1)
CFO, Senior VP             2003      $108,000     $4,375             -                 -            -           -        $      0
                           2002      $100,000     $4,167             -                 -          10,000        -        $ 10,406

(1) The Company has accrued a deferred compensation expense under the defined contribution plan totaling $29,020 and contributed $4,688 to its 401(k) plan for eligible employees for Mr. Hester and accrued a bonus totaling $79,070 during the fiscal year ended December 31, 2004. The Company accrued a deferred compensation under a defined contribution plan totaling $5,736, contributed $3,308 to its 401(k) plan and accrued a bonus of $56,810 for Mr. Curry. The Company accrued a bonus of $56,810 and contributed $3,564 to its 401(k) plan for Ms. McLeod.
(2) The Company has accrued a deferred compensation expense under the defined contribution plan totaling $75,085 and contributed $4,741 to its 401(k) plan for eligible employees for Mr. Hester during the fiscal year ended December 31, 2003. The Company accrued a deferred compensation under a defined contribution plan totaling $4,629 for Mr. Curry.
(3) The Company has accrued a deferred compensation expense under the defined contribution plan totaling $12,960, accrued a bonus totaling $27,847, and an automobile allowance totaling $2,938 and contributed to its 401(k) plan for eligible employees $4,442 for Mr. Hester during the fiscal year ended December 31, 2002. The Company has accrued a bonus totaling $15,417 and $10,406 for Mr. Curry and Ms. McLeod, respectively.
(4) Perquisites totaling less than the smaller of $50,000 or 10% of the total salary and bonus for any of the executive officers has been omitted.

         The following table sets forth the individual grants of stock options made during the last fiscal year to each named executive officer.

                                          OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                         NUMBER OF                    PERCENT OF TOTAL
                         SECURITIES UNDERLYING        OPTIONS/SARs GRANTED         EXERCISE        EXPIRATION
NAME                     OPTIONS/SARs GRANTED         IN FISCAL YEAR               PRICE               DATE

James M. Curry               30,000                        24%                    $10.00              8/17/04

J. Philip Hester, Sr.        50,000                        40%                    $10.00              8/17/04

Deborah F. McLeod            30,000                        24%                    $10.00              8/17/04

Compensation of Directors
-------------------------

         The Company and the Bank pay each director $550 for each Board of Directors meeting attended. Members of the various committees are also paid $50 each month for their service on the committee (except for the members of the Loan Committee who are each paid $150 each month for their service). The directors are also entitled to participate in the 2000 Non-Employee Stock Option Plan approved by our shareholders at our last annual meeting. Directors may also be reimbursed from time to time for expenses related to service as a member of the Board of Directors.

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

         Each director (other than Mr. Hester, an employee of the Company and its subsidiaries) was granted an option to acquire 15,000 shares of our common stock in the year ended December 31, 2000 and 1,000 shares of our common stock each in the years ended December 31, 2001, 2002, 2003 and 2004. The options granted in 2000 have an exercise price of $8.00 per share and can be exercised at any time prior to October 17, 2010. The options granted in 2001, 2002, 2003 and 2004 have an exercise price of $10.00 per share and can be exercised at any time prior to January 1, 2011, 2012, 2013 and 2014, respectively. No director has as yet exercised his option. In addition, each director will be granted as of the first business day of each calendar year after December 31, 2002 an option to purchase an additional 1,000 shares of our common stock at an exercise price of no less than the average market price of the common stock on the date of the grant and exercisable within 10 years from the date of the grant.

Employment Agreements and Change in Control Agreements
------------------------------------------------------

         J. Philip Hester, Sr., President and Chief Executive Officer, as well as a director, of the Company, the Bank, Chestatee Financial and Chestatee Mortgage, entered into an Amended and Restated Employment Agreement with the Bank effective September 17, 2001 for a term ending December 31, 2004, with automatic renewals of one year each absent termination for death, disability, cause, termination without cause or voluntary resignation. Mr. Hester's base salary from the effective date is $143,325, increasing 5% annually beginning January 1, 2002. In addition to the base salary, Mr. Hester will receive a performance bonus based upon a criteria established by the Compensation Committee of the Board of Directors during the last calendar quarter of each fiscal year for the subsequent year. The Board of Directors approved retirement benefits for Mr. Hester funded through the purchase of life insurance policies on his life. The balance of the policy cash surrender values included in other assets at December 31, 2004 is $685,516 and the income recognized on the policies amounted to $22,788 for the year ended December 31, 2004. The deferred compensation liability was $142,430 and expense recognized was $46,516 at and for the year ended December 31, 2003. Mr. Hester is also entitled to certain additional benefits, including an automobile allowance, a $1 million term life insurance policy, annual paid vacation, healthcare insurance and disability insurance

         As a condition of employment, Mr. Hester was required to purchase at least 10,000 shares of the Bank's common stock. The shares were converted to shares of the Company by virtue of the merger of the Company and the Bank on March 31, 2000. In 2004, Mr. Hester was granted an option to purchase 50,000 shares of our common stock. The exercise price of the options is $10 per share, the fair market value per share of our common stock at the time the options were granted, payable in cash. The option expires ten years after the date granted In addition, Mr. Hester was previously granted an option to purchase 42,000 shares of our common stock. The exercise price of the options is $8 per share, the fair market value per share of our common stock at the time the options were granted, payable in cash. The option expires ten years after the date granted. As of December 31, 2004, Mr. Hester had already earned options to acquire up to 16,000 shares of the common stock under his original employment agreement after giving effect to the two-for-one stock split in October 2000.

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

         Mr. Curry entered into an employment agreement with the Bank effective December 31, 2001. The initial term of the agreement runs through December 31, 2004, with automatic renewals of one year each absent termination for death, disability, cause, termination without cause or voluntary resignation through December 31, 2009. Mr. Curry was initially paid a base salary at inception of $100,000 annually, that salary to be increased annually by five percent commencing January 1, 2003. In addition, Mr. Curry is entitled to receive a performance bonus each year based upon a criteria established by the Compensation Committee of the Board of Directors during the last calendar quarter of each fiscal year for the subsequent year. The Board of Directors approved retirement benefits for Mr. Curry funded through the purchase of life insurance policies on his life. The balance of the policy cash surrender values included in other assets at December 31, 2004 is $403,258 and the income recognized on the policies amounted to $23,172 for the year ended December 31, 2004. The deferred compensation liability was $23,657 and expense recognized was $23,657 at and for the year ended December 31, 2003.In addition to his salary and customary benefits, Mr. Curry was granted an option to acquire up to 30,000 shares of the Company's common stock, vesting one fifth annually beginning August 17, 2005. Mr. Curry had previously been granted 15,000 shares of the Company's common stock, which were fully vested at December 31, 2004. The exercise price of the options is $10 per share, the fair market value per share of our common stock at the time the options were granted, payable in cash. The option expires ten years after the date granted.

         Ms. McLeod entered into an employment agreement with the Bank effective July 1, 2002. The initial term of the agreement runs through December 31, 2004, with automatic renewals of one year each absent termination for death, disability, cause, termination without cause or voluntary resignation through December 31, 2009. Ms. McLeod is paid a base salary at inception of $100,000 annually, that salary to be increased annually by five percent commencing January 1, 2003. In addition, Ms. McLeod is entitled to receive a performance bonus each year based upon a criteria established by the Compensation Committee of the Board of Directors during the last calendar quarter of each fiscal year for the subsequent year. In addition to her salary and customary benefits, Ms. McLeod was granted an option to acquire up to 30,000 shares of the Company's common stock, vesting one fifth annually beginning August 17, 2005. Ms. McLeod had previously been granted 10,000 shares of the Company's common stock, vesting one third annually beginning July 1, 2003. The exercise price of the options is $10 per share, the fair market value per share of our common stock at the time the options were granted, payable in cash. The option expires ten years after the date granted.

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

         The Board of Directors has the authority to determine which employees will receive a grant, the time or times when such grant will be made, whether an incentive stock option or a nonstatutory option will be granted, and the number of shares of common stock which may be issued under each option. The aggregate number of shares of common stock that may be issued under the Employee Plan (upon exercise of options) cannot generally exceed 100,000 shares. The Board of Directors has approved the amendment of the 2000 Employee Stock Option Plan to provide for options to acquire up to a maximum of 200,000 shares of the Company's stock. The number of shares that are subject to options at any time under the Employee Plan cannot exceed the number of shares that then remain available for issuance under the Employee Plan. In the event that any outstanding option for any reason expires or is canceled or otherwise terminated, the shares allocable to the unexercised portion of such option shall again be available for the purposes of the Employee Plan. Shares issued under the Employee Plan that are reacquired by us pursuant to any forfeiture provision, right of repurchase or right of first refusal, such shares will again generally be available for the purposes of the Employee Plan.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           -------------------------------------------------------------

         The following table sets forth information with respect to the beneficial ownership, as of March 31, 2005, of shares of common stock by:

     o    each of the Company's directors,
     o    the Company's named executive officers,
     o each person known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, and
     o all directors and executive officers of the Company as a group, and the percentage of the outstanding shares of Common Stock represented thereby.

Except as noted below, the Company believes that each of the persons listed has sole investment and voting power with respect to the shares included in the table.


Name and Address                    Amount and Nature of        Percent of Class
of Beneficial Owner                 Beneficial Ownership
--------------------------------------------------------------------------------

R. Millard Bowen                          130,196(1)                    4.2%
5072 Bristol Industrial Way
Buford, Georgia  30518

Marcus C. Byrd, Jr.                       140,892(2)                    4.5%
1661 Highway 9 South
Dawsonville, Georgia  30534

James M. Curry                             15,000(3)                    0.5%
312 Point Olympus Drive
Gainesville, Georgia  30506

Glennon C. Grogan                          80,126(4)                    2.6%
1980 Hughes Drive
Cumming, Georgia  30040
________________________


1   Includes 19,000 shares available upon exercise of his options but excludes
20,000 shares owned by Mr. Bowen's spouse, 3,000 shares owned each by Mr. Bowen's two adult daughters, and 2,000 shares owned each by Mr. Bowen's three adult sons and another daughter, for which he disclaims beneficial ownership.

2   Includes 19,000 shares available upon exercise of his options and 20,000 shares held in trust by Mr. Byrd in his individual retirement account and 7,092 shares held by an affiliate, Byrd Howard Properties. The figure excludes 2,000 shares owned by Mr. Byrd's spouse for which he disclaims beneficial ownership, but includes 3,600 shares held as custodian for his daughter.

3   Mr. Curry's shares are available upon exercise of his options.

4   Includes 19,000 shares available upon exercise of his options.

Name and Address                    Amount and Nature of        Percent of Class
of Beneficial Owner                 Beneficial Ownership
--------------------------------------------------------------------------------

James H. Grogan                            87,206(5)                  2.8%
4210 Gravitt Road
Cumming, Georgia  30040

Andrew M. ("Jack") Head                   140,646(6)                  4.5%
2928 Ridgewood Road
Atlanta, Georgia  30327

J. Philip Hester, Sr.                      90,763(7)                  2.9%
32 Lakeshore Circle
Dawsonville, Georgia  30534

B. Todd Howard                            112,092(8)                  3.6%
3315 Dahlonega Highway
Cumming, Georgia  30040

David E. Johnson                          178,996(9)                  5.7%
260 Gold Leaf Terrace
Dawsonville, Georgia  30534

W. Alan McRae                             102,946(10)                 3.3%
499 Johnson Ferry Road
Atlanta, Georgia  30328

Deborah F. McLeod                           8,857                     0.3%
33 Sheep Wallow Road
Dahlonega, Georgia  30533
__________________

5   Includes 19,000 shares available upon exercise of his options and 3,000 shares owned jointly by Mr. Grogan and his spouse.

6   Includes 19,000 shares available upon exercise of his options, 20,000 shares held in the John F. Head, Jr. Family Partnership, LLP and 200 shares owned by his son but excludes 2,000 shares owned by Mr. Head's spouse and 200 shares owned each by his two adult daughters, for which Mr. Head disclaims beneficial ownership.

7   Includes 58,000 shares available upon exercise of his options as well as
29,870 shares held in an individual retirement account for his benefit and 2,063 shares held jointly with Mr. Hester's spouse.

8   Includes 19,000 shares available upon exercise of his options as well as
50,000 shares held jointly with his ex-spouse, 36,000 shares held as custodian for the benefit of his minor children and 7,092 shares held by an affiliate, Byrd Howard Properties.

9   Includes 19,000 shares available upon exercise of his options as well as
88,000 shares held in an individual retirement account.

10 Includes 19,000 shares available upon exercise of his options as well as 12,500 shares held in the McRae and Stolz Money Purchase Pension Plan.

Name and Address                    Amount and Nature of        Percent of Class
of Beneficial Owner                 Beneficial Ownership
--------------------------------------------------------------------------------

Kim M. Mills                               43,446(11)                 1.4%
57 Brights Way
Dawsonville, Georgia  30534

Russell M. Wallace                        156,196                     5.0%
77 Old River Road
Dahlonega, Georgia  30533

All executives officers and directors   1,283,862                    41.2%
as a group (13 persons)

To the knowledge of the Company, no other persons own more than 5% of the common stock. Each of the persons listed in the above table has the right to acquire beneficial ownership of shares of the Company as provided by footnote within sixty days of December 31, 2004, such shares included in his beneficial ownership pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934 (the "1934 Act").


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

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

_____________________

11   Includes 19,000 shares available upon exercise of his options, 1,050 shares held jointly with a family member, and 1,000 shares owned by his minor daughter but excludes 1,000 shares owned each by Mr. Mills' two adult daughters, for which Mr. Mills disclaims beneficial ownership.

         As of December 31, 2004, we had outstanding loans to certain of our directors, executive officers and relatives of such persons and their associates, which aggregated approximately $18,995,000. This represented approximately 82% of our $22,939,077 equity capital accounts. The Bank purchased the building housing the administrative facilities adjacent to the Bank from CSB Partners, LLP, an entity owned by all of our directors, for $1.5 million in September 2003. We have not otherwise transacted within the previous two years, nor do we expect to transact in the immediate future, any business with any director, principal officer, or principal shareholder which exceeds 10% of our equity capital accounts or $5 million, whichever is less.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

Index to Exhibits
-----------------

Number         Description                                                Page
------         -----------                                                ----

   3.1         Articles of Incorporation                                   (1)
   3.2         Bylaws                                                      (1)
  10.2         Data Processing Contract                                    (2)
  10.3         International Services Agreement                            (2)
  10.4         Employment Agreement                                        (2)
  10.5         Lease Agreement                                             (1)
  10.6         2000 Non-Employee Stock Option Plan                         (2)
  10.7         2000 Employee Stock Option Plan                             (2)
  10.8         Form of Non-Employee Stock Option Agreement                 (2)
  10.9         Employee Stock Option Agreement                             (2)
  10.10        Broker's Payee Contract                                     (4)
  10.11        Securities Brokerage Agreement                              (4)
  10.12        Career Agency Banking Contract                              (4)
  10.13        Subscription Agreement                                      (4)
  10.14        Operating Agreement                                         (4)
  10.15        Lease Agreement                                             (4)
  10.16        Lease Agreement                                             (4)
  11           Statement re: Computation of Per Share Earnings             58
  14           Code of Ethics                                              (5)
  21           Subsidiaries of the Registrant                              (3)
  23           Consent of Mauldin & Jenkins, LLC                           59
  24           Power of Attorney                                           60
  31           Rules 13a-14(a) and 15d-14(a) Certifications                61
  32           Certifications Pursuant to 18 U.S.C. Section 1350           63

Description of Exhibits

   3.1         Articles of Incorporation of Chestatee Bancshares, Inc. (1)
   3.2         Bylaws of Chestatee Bancshares, Inc. (1)
  10.2 Data Processing Contract between Chestatee State Bank and its successors, dated January 20, 1998 (2)
  10.3 International Services Agreement between Chestatee State Bank and The Bankers Bank, dated April, 27, 1998 (2)
  10.4 Amended and Restated Employment Agreement dated September 17, 2001 between J. Philip Hester, Sr. and Chestatee Bancshares and Chestatee State Bank (2)
  10.5 Lease Agreement between BDR Properties, LLC and Chestatee tate Bank, dated November 1, 2000 (1)
  10.6         2000 Non-Employee Stock Option Plan (2)
  10.7         2000 Employee Stock Option Plan (2)
  10.8         Form of Non-Employee Stock Option Agreement (2)
  10.9 Employee Stock Option Agreement between J. Philip Hester, Sr. and Chestatee Bancshares and Chestatee State Bank(2)
  10.10 Broker's Payee Contract between MML Insurance Agency, Inc. and Chestatee Financial, Inc. (4)
  10.11        Securities Brokerage Agreement between Chestatee Financial, Inc.
               and Agreement with MML Investors Services, Inc. (4)
  10.12 Career gency System Banking Contract between Chestatee Bancshares, Inc., Stephen Squires, and the Massachusetts Mutual Life Insurance Company (4)
  10.13 Subscription Agreement between Chestatee Residential Mortgage, Inc. and Guaranty Mortgage Services, LLC, Guaranty First Mortgage, LLC and Shelter Mortgage Corporation (4)
  10.14        Operating  Agreement between Chestatee Residential Mortgage, Inc.
               and Guaranty Mortgage Services, LLC, Guaranty First Mortgage, LLC and Shelter Mortgage Corporation (4)
  10.15 Lease between Chestatee State Bank and Norman Adams dated July 12, 2001 (4)
  10.16 Lease Agreement between Chestatee State Bank and CSB Partners, LLP dated January 1, 2001 (4)


(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed March 29, 2000.

(2) Incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the SEC on October 16, 2001.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed May 14, 2001.

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed March 29, 2002.

  11           Statement re: Computation of Per Share Earnings
  14           Code of Ethics for Principal Officers(5)
  21           Subsidiaries of the Registrant(3)
  23           Consent of Mauldin & Jenkins, LLC
  24           Power of Attorney dated March 30, 2004 executed by officers and a majority of directors of Chestatee State Bank
  31.1         Rules 13a-14(a) and 15d-14(a) Certifications for CEO
  31.2         Rules 13a-14(a) and 15d-14(a) Certifications for CFO
  32           Certifications of CEO and CFO  Pursuant to 18 U.S.C. Section
               1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002


Reports On Form 8-K
-------------------

         There was no Form 8-K filing during the last quarter of the year ended December 31, 2004.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
          --------------------------------------

Audit Fees
----------

         Aggregate fees billed for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2004 and 2003 and the reviews of our quarterly financial statements included with our quarterly reports on Forms 10-QSB during this two year period are $50,500 and $43,900, respectively.

Audit-Related Fees
------------------

         Aggregate fees billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements for the years ended December 31, 2004 and 2003 are $9,224 and $3,500, respectively. There were no other audit related services rendered.

Tax Fees
--------

         Aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning for the years ended December 31, 2004 and 2003 are $6,500 and $7,147, respectively. The nature of those services were tax preparation fees.


(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed March 29, 2004.

All Other Fees
--------------

         The aggregate fees billed for professional services rendered for all other products and services for the years ended December 31, 2004 and 2003 are $0 and $0, respectively. There were no other services rendered.

Pre-Approval Engagement
-----------------------

         Before our principal accountant is engaged to render audit and non-audit services to the Company, the engagement is generally approved by our audit committee. During the year ended December 31, 2004, the audit committee approved approximately 100% of audit services. There were no financial systems design and implementation services or non-audit services.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CHESTATEE BANCSHARES, INC.


                               BY:   /s/ J. Philip Hester, Sr.
                                     -------------------------
                                     J. Philip Hester, Sr., Chief Executive
                                     Officer, President and Director

                               DATE: March 30, 2005


                               BY:   /s/ Deborah F. McLeod
                                     ---------------------
                                     Deborah F. McLeod, Chief Financial Officer
                                     and Senior Vice President

                               DATE: March 30, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ J. Philip Hester, Sr.
-------------------------                     ------------------
J. Philip Hester, Sr.                         Andrew M. Head
Chief Executive Officer, President and        Director
Director (principal executive officer)        March 30, 2005
March 30, 2005


                                              /s/ Bruce T. Howard
-------------------                           -------------------
Ralph Millard Bowen                           Bruce T. Howard
Director                                      Director
March 30, 2005                                March 30, 2005


/s/ Marcus C. Byrd, Jr.                       /s/ David E. Johnson
-----------------------                       --------------------
Marcus C. Byrd, Jr.                           David E. Johnson
Director                                      Chairman of the Board of Directors
March 30, 2005                                March 30, 2005


/s/ Glennon C. Grogan                         /s/ William A. McRae
---------------------                         ----------------
Glennon C. Grogan                             William A. McRae
Director                                      Director
March 30, 2005                                March 30, 2005


/s/ James H. Grogan                           /s/ Kim M. Mills
-------------------                           ----------------
James H. Grogan                               Kim M. Mills
Secretary and Director                        Director
March 30, 2005                                March 30, 2005


/s/ Deborah F. McLeod                         /s/ Russell M. Wallace
---------------------                         ----------------------
Deborah F. McLeod                             Russell M. Wallace
Chief Financial Officer                       Director
(principal accounting officer) and            March 30, 2005
Senior Vice President
March 30, 2005