Form 10KSB/A
period 2004-12-31
CHESTATEE BANCSHARES INC
filed 2005-05-02
CIK 1111196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-KSB amends in its entirety Item 10, Executive Compensation, Part III to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005. The purpose of the Amendment is to correct a typographical error for the expiration date in the tabular data provided for the Table entitled OPTIONS/SAR GRANTS IN LAST FISCAL YEAR. This change does not reflect any subsequent information or events. There are no changes to the Table entitled SUMMARY COMPENSATION TABLE or the footnotes thereto.

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

                                                   SUMMARY COMPENSATION TABLE
                                                                                                          LONG-TERM COMPENSATION

                                                                                                          AWARDS        PAYOUTS
  (a)                    (b)         (c)          (d)            (e)             (f)            (g)         (h)           (i)
NAME AND                                                    OTHER ANNUAL      RESTRICTED       OPTION      LTIP          OTHER
PRINCIPAL POSITION       YEAR       SALARY       BONUS     COMPENSATION(4)   STOCK AWARDS       SARs      PAYOUTS      COMPENSATION

J. Philip Hester, Sr.    2004     $ 172,000     $ 6,913           -               -            50,000         -        $ 112,778 (1)
CEO, President,          2003     $ 163,451     $ 6,585           -               -              -            -        $  79,826 (2)
Director                 2002     $ 150,525     $ 6,272           -               -              -            -        $  45,249 (3)

James M. Curry           2004     $ 113,750     $ 4,594           -               -            30,000         -        $  65,854 (1)
Executive VP             2003     $ 108,000     $ 4,375           -               -                 -         -        $   4,629 (2)
                         2002     $ 100,000     $ 4,167           -               -            15,000         -        $  15,417

Deborah F. McLeod        2004     $ 113,750     $ 4,594           -               -            30,000         -        $  60,374 (1)
CFO, Senior VP           2003     $ 108,000     $ 4,375           -               -                 -         -        $       0
                         2002     $ 100,000     $ 4,167           -               -            10,000         -        $  10,406

_____________________

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

                                             OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                            NUMBER OF                   PERCENT OF TOTAL
                            SECURITIES UNDERLYING       OPTIONS/SARs GRANTED      EXERCISE          EXPIRATION
NAME                        OPTIONS/SARs GRANTED        IN FISCAL YEAR            PRICE             DATE

James M. Curry              30,000                      24%                       $10.00            8/17/14

J. Philip Hester, Sr.       50,000                      40%                       $10.00            8/17/14

Deborah F. McLeod           30,000                      24%                       $10.00            8/17/14

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

Index to Exhibits
-----------------

   Number        Description                                               Page
   ------        -----------                                               ----

     3.1         Articles of Incorporation                                  (1)
     3.2         Bylaws                                                     (1)
    10.2         Data Processing Contract                                   (2)
    10.3         International Services Agreement                           (2)
    10.4         Employment Agreement                                       (2)
    10.5         Lease Agreement                                            (1)
    10.6         2000 Non-Employee Stock Option Plan                        (2)
    10.7         2000 Employee Stock Option Plan                            (2)
    10.8         Form of Non-Employee Stock Option Agreement                (2)
    10.9         Employee Stock Option Agreement                            (2)
    10.10        Broker's Payee Contract                                    (4)
    10.11        Securities Brokerage Agreement                             (4)
    10.12        Career Agency Banking Contract                             (4)
    10.13        Subscription Agreement                                     (4)
    10.14        Operating Agreement                                        (4)
    10.15        Lease Agreement                                            (4)
    10.16        Lease Agreement                                            (4)
    11           Statement re: Computation of Per Share Earnings            (6)
    14           Code of Ethics                                             (5)
    21           Subsidiaries of the Registrant                             (3)
    23           Consent of Mauldin & Jenkins, LLC                           +
    24           Power of Attorney                                          (6)
    31           Rules 13a-14(a) and 15d-14(a) Certifications                +
    32           Certifications Pursuant to 18 U.S.C. Section 1350           +

(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed March 29, 2000.
(2) Incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the SEC on October 16, 2001.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed May 14, 2001.
(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed March 29, 2002.
(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed March 29, 2004.
(6) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed March 30, 2005.

+    Filed with this Form 10-KSB/A.

Description
of Exhibits
-----------

   3.1       Articles of Incorporation of Chestatee Bancshares, Inc. (1)
   3.2       Bylaws of Chestatee Bancshares, Inc. (1)
  10.2 Data Processing Contract between Chestatee State Bank and its successors, dated January 20, 1998 (2)
  10.3 International Services Agreement between Chestatee State Bank and The Bankers Bank, dated April, 27, 1998 (2)
  10.4 Amended and Restated Employment Agreement dated September 17, 2001 between J. Philip Hester, Sr. and Chestatee Bancshares and Chestatee State Bank (2)
  10.5 Lease Agreement between BDR Properties, LLC and Chestatee State Bank, dated November 1, 2000 (1)
  10.6       2000 Non-Employee Stock Option Plan (2)
  10.7       2000 Employee Stock Option Plan (2)
  10.8       Form of Non-Employee Stock Option Agreement (2)
  10.9 Employee Stock Option Agreement between J. Philip Hester, Sr. and Chestatee Bancshares and Chestatee State Bank(2)
  10.10 Broker's Payee Contract between MML Insurance Agency, Inc. and Chestatee Financial, Inc. (4)
  10.11 Securities Brokerage Agreement between Chestatee Financial, Inc. and Agreement with MML Investors Services, Inc. (4)
  10.12 Career Agency System Banking Contract between Chestatee Bancshares, Inc., Stephen Squires, and the Massachusetts Mutual Life Insurance Company (4)
  10.13 Subscription Agreement between Chestatee Residential Mortgage, Inc. and Guaranty Mortgage Services, LLC, Guaranty First Mortgage, LLC and Shelter Mortgage Corporation (4)
  10.14 Operating Agreement between Chestatee Residential Mortgage, Inc. and Guaranty Mortgage Services, LC, Guaranty First Mortgage, LLC and Shelter Mortgage Corporation (4)
  10.15 Lease between Chestatee State Bank and Norman Adams dated July 12, 2001 (4)
  10.16 Lease Agreement between Chestatee State Bank and CSB Partners, LLP dated January 1, 2001 (4)

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

   11        Statement re: Computation of Per Share Earnings (6)
   14        Code of Ethics for Principal Officers(5)
   21        Subsidiaries of the Registrant(3)
   23        Consent of Mauldin & Jenkins, LLC +
   24        Power of Attorney dated March 30,  2004 executed by officers and a majority of directors of Chestatee State Bank (6)
   31.1      Rules 13a-14(a) and 15d-14(a) Certifications for CEO +
   31.2      Rules 13a-14(a) and 15d-14(a) Certifications for CFO +
   32        Certifications of CEO and CFO Pursuant to 18 U.S.C. Section  1350,
             as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
             2002 +

(6) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed March 30, 2005.

 +   Filed with this Form 10-KSB/A.

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

                            DATE: April 29, 2005


                            BY: /s/ Deborah F. McLeod
                                ---------------------
                                Deborah F. McLeod, Chief Financial Officer
                                and Senior Vice President

                            DATE:  April 29, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ J. Philip Hester, Sr.
--------------------------------------        ----------------------------------
J. Philip Hester, Sr.                         Andrew M. Head
Chief Executive Officer, President and        Director
Director (principal executive officer)        April 29, 2005
April 29, 2005


                                                       *
--------------------------------------        ----------------------------------
Ralph Millard Bowen                           Bruce T. Howard
Director                                      Director
April 29, 2005                                April 29, 2005


         *                                             *
--------------------------------------        ----------------------------------
Marcus C. Byrd, Jr.                           David E. Johnson
Director                                      Chairman of the Board of Directors
April 29, 2005                                April 29, 2005


         *                                             *
--------------------------------------        ----------------------------------
Glennon C. Grogan                             William A. McRae
Director                                      Director
April 29, 2005                                April 29, 2005


         *                                             *
--------------------------------------        ----------------------------------
James H. Grogan                               Kim M. Mills
Secretary and Director                        Director
April 29, 2005                                April 29, 2005


/s/ Deborah F. McLeod                                  *
--------------------------------------        ----------------------------------
Deborah F. McLeod                             Russell M. Wallace
Chief Financial Officer (principal            Director
accounting officer) and Senior Vice           April 29, 2005
President
April 29, 2005


*   /s/ J. Philip Hester, Sr.
    ----------------------------------
    J. Philip Hester, Sr.
    Attorney-in-Fact (pursuant to Power of Attorney executed March 30, 2005) April 29, 2005