Form 10QSB
period 2005-03-31
CHESTATEE BANCSHARES INC
filed 2005-05-13
CIK 1111196

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended      March 31, 2005
                                                  --------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________to_______________

                        Commission File Number: 000-30273

                           Chestatee Bancshares, Inc.
    ------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Georgia                                                               58-2535333
-------------------------------                          -----------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 2, 2005: 3,123,000; no par value.

Transitional Small Business Disclosure Format    Yes       No X
                                                    ---      ---

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION

           ITEM 1.      Financial Statements

           Consolidated Balance Sheet - March 31, 2005.........................3

           Consolidated Statements of Income and Comprehensive Income (Loss)
                    Three Months Ended March 31, 2005 and 2004.................4

           Consolidated Statements of Cash Flows -
                    Three months Ended March 31, 2005 and 2004.................6

           Notes to Consolidated Financial Statements..........................7

           ITEM 2.      Management's Discussion and Analysis of
                        Financial Condition and Results of Operations.........10

           ITEM 3.      Controls and Procedures...............................17


PART II.   OTHER INFORMATION

           ITEM 1.      Legal Proceedings.....................................18

           ITEM 4.      Submission Of Matters To A Vote Of Security Holders...18

           ITEM 5.      Other Information.....................................18

           ITEM 6.      Exhibits and Reports on Form 8-K......................18

           Signatures.........................................................19

           Certifications.....................................................20

                         PART I - FINANCIAL INFORMATION

ITEM 1.       Financial Statements

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                AT MARCH 31, 2005
                                   (Unaudited)

                                     Assets
                                     ------

Cash and due from banks                                           $   3,388,603
Interest-bearing deposits in banks                                    5,199,515
Federal funds sold                                                   26,659,000
Securities available-for-sale, at fair value                         30,532,374
Restricted equity securities, at cost                                 1,473,200

Loans                                                               195,709,227
Less allowance for loan losses                                        3,613,113
                                                                  -------------
          Loans, net                                                192,096,114
                                                                  -------------

Premises and equipment, net                                           7,868,260
Other assets                                                          3,522,165
                                                                  -------------

          Total assets                                            $ 270,739,231
                                                                  =============


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Deposits
    Noninterest-bearing                                           $  22,142,808
    Interest-bearing                                                202,430,019
                                                                  -------------
          Total deposits                                            224,572,827
Other borrowings                                                     21,600,000
Other liabilities                                                     1,211,497
                                                                  -------------
          Total liabilities                                         247,384,324
                                                                  -------------

Commitments and contingencies

Stockholders' equity
    Common stock, no par value; 20,000,000 shares
      authorized; 3,123,000 shares issued and outstanding            21,554,341
    Retained earnings                                                 2,100,132
    Accumulated other comprehensive income                             (299,566)
                                                                  -------------
          Total stockholders' equity                                 23,354,907
                                                                  -------------

          Total liabilities and stockholders' equity              $ 270,739,231
                                                                  =============

                 See Notes to Consolidated Financial Statements

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                                Three Months
                                                                    Ended
                                                                  March 31
                                                         --------------------------
                                                             2005           2004
                                                         -----------    -----------
Interest income
    Loans                                                $ 3,256,435    $ 2,784,098
    Taxable Securities                                       230,874        286,794
    Nontaxable Securities                                     16,464              -
    Federal funds sold                                       142,409          9,408
    Interest-bearing deposits in banks                        37,358         10,443
                                                         -----------    -----------
              Total interest income                        3,683,540      3,090,743
                                                         -----------    -----------

Interest expense
    Deposits                                               1,155,067        795,738
    Other borrowings                                         122,866        141,403
                                                         -----------    -----------
              Total interest expense                       1,277,933        937,141
                                                         -----------    -----------

              Net interest income                          2,405,607      2,153,602
Provision for loan losses                                     47,568        251,607
                                                         -----------    -----------
              Net interest income after
                provision for loan losses                  2,358,039      1,901,995
                                                         -----------    -----------

Other income
      Service charges and fees                               232,397        204,464
      Losses on sales of securities available for sale       (30,224)             -
      Other operating income                                  87,288         95,544
                                                         -----------    -----------
              Total other income                             289,461        300,008
                                                         -----------    -----------

Other expenses
    Salaries and employee benefits                         1,013,455        902,913
    Occupancy and equipment expenses                         230,811        251,832
    Other operating expenses                                 578,550        538,960
                                                         -----------    -----------

              Total other expenses                         1,822,816      1,693,705
                                                         -----------    -----------

              Net income before income taxes                 824,684        508,298

Income tax expense                                           288,764        183,039
                                                         -----------    -----------

              Net income                                     535,920        325,259
                                                         -----------    -----------

Basic earnings per share                                 $      0.17    $      0.10
                                                         ===========    ===========

                                                         $      0.17    $      0.10
                                                         ===========    ===========

Cash dividends per share                                 $         -    $         -
                                                         ===========    ===========

                 See Notes to Consolidated Financial Statements

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           AT MARCH 31, 2005 AND 2004

                                                                           2005        2004
                                                                        ---------    ---------
Net income                                                              $ 535,920    $ 325,259
Other comprehensive income (loss):
        Unrealized holding gains on securities
           available-for-sale arising during period, net of
           tax of $75,242 and $148,571 respectively                      (139,736)     244,996

       Reclassification adjustment for losses realized in net income,
           net of tax benefits of $10,578                                  19,646           -
                                                                        ---------    ---------

Other comprehensive income (loss)                                        (120,090)     244,996
                                                                        ---------    ---------

Comprehensive income                                                    $ 415,830    $ 570,255
                                                                        =========    =========



                 See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                                         2005           2004
                                                                    ------------    ------------
OPERATING ACTIVITIES
    Net income                                                      $    535,920    $    325,259
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                     132,944         133,329
        Provision for loan losses                                         47,568         251,607
       Decrease in interest receivable                                   182,678         143,007
        Increase (decrease) in interest payable                           57,461          (3,295)
        Other operating activities                                        15,323         438,215
                                                                    ------------    ------------

              Net cash provided by operating activities                  971,894       1,288,122
                                                                    ------------    ------------

INVESTING ACTIVITIES
    Net (increase) decrease in interest-bearing deposits in banks      1,150,787        (463,853)
    Net increase in federal funds sold                               (22,568,000)       (429,000)
    Purchases of securities available-for-sale                        (3,935,943)     (1,808,984)
    Proceeds from maturities of securities available-for-sale          1,193,408       3,298,911
    Proceeds from sales of securities available-for-sale               1,995,251               -
    Net increase (decrease) in loans                                   1,679,606      (9,463,411)
    Purchase of premises and equipment                                   (97,314)        (30,138)
                                                                    ------------    ------------

              Net cash used in investing activities                  (20,582,205)     (8,896,475)
                                                                    ------------    ------------

FINANCING ACTIVITIES
    Net increase in deposits                                          24,178,986       3,750,389
    Net proceeds (repayments) from other borrowings                   (4,600,000)      5,500,000
                                                                    ------------    ------------

              Net cash provided by financing activities               19,578,986       9,250,389
                                                                    ------------    ------------

Net increase (decrease) in cash and due from banks                       (31,325)      1,642,036

Cash and due from banks, beginning of period                           3,419,928       3,688,806
                                                                    ------------    ------------

Cash and due from banks, end of period                              $  3,388,603    $  5,330,842
                                                                    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for:
          Interest                                                  $  1,220,472    $    940,436

          Income taxes                                              $    138,925    $          -

    Principal balances of loans transferred to other real estate    $          -    $          -

    Financed sales of other real estate owned                       $          -    $     70,029

                 See Notes to Consolidated Financial Statements

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

         The results of operations for the period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  STOCK COMPENSATION PLANS

         At March 31, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income
         (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The Company also has remaining options outstanding that were granted to certain executive officers under employee agreements. The following table illustrates the effect on net income (loss) and earnings (losses) per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2005           2004
                                                      ---------     ---------

   Net income, as reported                            $ 535,920     $ 325,259
   Deduct: Total stock-based employee compensation
         expense determined under fair value based
         method for all awards                           26,954        21,352
                                                      -----------   ---------
   Pro forma net income                               $ 508,966     $ 303,907
                                                      ===========   =========
   Earnings per share:
      Basic - as reported                             $     .17     $     .10
                                                      ===========   =========
      Basic - pro forma                               $     .16     $     .10
                                                      ===========   =========
      Diluted - as reported                           $     .17     $     .10
                                                      ===========   =========
      Diluted - pro forma                             $     .16     $     .09
                                                      ===========   =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3.  EARNINGS (LOSSES) PER SHARE

         Presented below is a summary of the components used to calculate basic and diluted earnings (losses) per common share.



                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          2005           2004
                                                    -------------   -----------

Basic Earnings Per Share:
   Weighted average common shares outstanding         3,123,000       3,106,000
                                                    ===========     ===========

   Net income                                       $   535,920     $   325,259
                                                    ===========     ===========

   Basic earnings per share                         $       .17     $       .10
                                                    ===========     ===========

Diluted Earnings Per Share:
   Weighted average common shares outstanding         3,123,000       3,106,000
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year           46,576          49,576
                                                    -----------     -----------
   Total weighted average common shares and
      common stock equivalents outstanding            3,169,576       3,155,576
                                                    ===========     ===========

   Net income                                       $   535,920     $   325,259
                                                    ===========     ===========

   Diluted earnings per share                       $       .17     $       .10
                                                    ===========     ===========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4.  CURRENT ACCOUNTING DEVELOPMENTS

         There are recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements. In December 2004, the Financial Accounting Standards Board
         (FASB) issued Statement No. 123R, Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions such as the issuance of stock options in exchange for employee services. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The Company has elected to continue with the accounting methodology of Opinion No. 25 until adoption of this standard is required.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of Chestatee Bancshares, Inc. and its bank subsidiary, Chestatee State Bank, and its non-bank subsidiaries, Chestatee Financial Services, Inc. and Chestatee Residential Mortgage, Inc., during the period included in the accompanying consolidated financial statements.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2004 as filed on our annual report on Form 10-KSB.

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

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of March 31, 2005, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At March 31, 2005, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                                  Actual
                                       -------------------------
                                                                       Minimum
                                                                     Regulatory
                                       Consolidated       Bank       Requirement
                                       -------------     -------     -----------

     Leverage capital ratios              8.96 %           8.74 %       4.00 %
     Risk-based capital ratios:
        Core capital                     10.90            10.64         4.00
        Total capital                    12.15            11.90         8.00

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


                                                     March 31, 2005
                                                 ----------------------
                                                 (Dollars in thousands)

                                                 ----------------------

    Commitments to extend credit                 $             34,552
    Letters of credit                                           1,398
                                                 ----------------------
                                                 $             35,950
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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                                     March 31,  December 31,
                                                       2005        2004
                                                    ----------  ------------
                                                     Dollars in Thousands)
                                                    ------------------------

Cash and due from banks                             $    3,389   $    3,420
Interest-bearing deposits in banks                       5,199        6,350
Federal funds sold                                      26,659        4,091
Securities                                              32,006       31,470
Loans, net                                             192,096      193,823
Premises and equipment                                   7,868        7,904
Other assets                                             3,522        3,590
                                                    ----------   ----------
                                                    $  270,739   $  250,648
                                                    ==========   ==========

Deposits                                            $  224,573   $  200,394
Other borrowings                                        21,600       26,200
Other liabilities                                        1,211        1,115
Stockholders' equity                                    23,355       22,939
                                                    ----------   ----------
                                                    $  270,739   $  250,648
                                                    ==========   ==========

Our total assets grew by 8% for the three months ended March 31, 2005. Deposit growth of $24.2 million was used to reduce other borrowings by $4.6 million and invested in securities and fed funds. Our ratio of gross loans to deposits and other borrowings was 79.5% at March 31, 2005 and 87.1% at December 31, 2004. Our total equity increased by $416,000, consisting of year-to-date net income of $536,000 which was partially offset by an increase in unrealized losses on securities available-for-sale, net of tax of $120,000.

Results of Operations For The Three Months Ended March 31, 2005 and 2004

Following is a summary of our operations for the periods indicated:

                                                  Three Months Ended
                                                       March 31,
                                              ------------------------
                                                2005              2004
                                              -------           -------
                                                (Dollars in Thousands)
                                              -------------------------

Interest income                                $3,684            $3,091

Interest expense                                1,278               937
                                               ------            ------

Net interest income                             2,406             2,154

Provision for loan losses                          48               252

Other income                                      289               300

Other expense                                   1,822             1,694
                                               ------            ------

Pretax income                                     825               508

Income taxes                                      289               183
                                               ------            ------

Net income                                     $  536            $  325
                                               ======            ======

Our net interest income increased by $211,000 for the three months ended March 31, 2005 as compared to the same period in 2004. Our net interest margin was 3.88% during the three months ended March 31, 2005 as compared to 4.01% for the three months ended March 31, 2004 and to 3.90 % for the entire year of 2004. The increase in net interest income is due primarily to the increased volume of average loans and investment securities outstanding coupled with increases in the Prime Lending Rate. The decrease in net interest margin is due to a lowered loan to deposit mix and increased competition in our local market. Yields earned on loans have increased to 6.90% in the first three months of 2005 as compared to 6.43% in the first three months of 2004. Our cost of funds increased to 2.16 % in the first three months of 2005 as compared to 1.98% in the first three months of 2004. The increase in cost of funds also reflects the impact of interest rate increases over the past twelve months.

The provision for loan losses was $48,000 for the three months ended March 31, 2005. The provision is a decrease from the comparable period 2004 by $204,000. The reduction in provision expense is reflective of improved asset quality.

Nonaccrual loans of $648,000 at March 31, 2005 consist of $439,000 of commercial loans, $208,000 of real estate loans and $1,000 of other consumer loans. Loans past due ninety days or more and still accruing interest of $7,000 at March 31, 2005 consists of other consumer loans of $7,000. These loans were identified through our loan evaluation process and have been properly considered in the determination of the allowance for loan losses. Management believes that the $3,613,000 in the allowance for loan losses at March 31, 2005, or 1.85% of total net outstanding loans, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Information with respect to nonaccrual, past due, restructured, and potential problem loans at March 31, 2005 and 2004 is as follows:

                                                                              March 31,
                                                                       ----------------------
                                                                        2005           2004
                                                                       ----------------------
                                                                       (Dollars in Thousands)
                                                                       ----------------------
Nonaccrual loans                                                       $  648        $  1,309
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                 7             425
Restructured loans                                                          -               -
Potential problem loans                                                     -           1,213
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                             25             116
Interest income that was recorded on nonaccrual and                         -               -
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

Information regarding certain loans and allowance for loan loss data through March 31, 2005 and 2004 is as follows:

                                                                     Three months Ended
                                                                         March 31,
                                                                   ----------------------
                                                                      2005        2004
                                                                   ---------   ----------
                                                                   (Dollars in Thousands)
                                                                   ----------------------
Average amount of loans outstanding                                 $191,320    $172,993
                                                                    ========    ========

Balance of allowance for loan losses at beginning of period            3,620       3,163
                                                                    --------    --------
Loans charged off
   Commercial and financial                                                -          27
   Real estate mortgage                                                    -           -
   Installment                                                            61          21
                                                                    --------    --------
                                                                          61          48
                                                                    --------    --------
Loans recovered
   Commercial and financial                                                -           1
   Real estate mortgage                                                    -           1
   Installment                                                             6           1
                                                                    --------    --------
                                                                           6           3
                                                                    --------    --------

Net charge-offs                                                           55          42
                                                                    --------    --------

Additions to allowance charged to operating expense during period         48         252
                                                                    --------    --------

Balance of allowance for loan losses at end of period               $  3,613    $  3,373
                                                                    ========    ========

Ratio of net loans charged off during the period to
   average loans outstanding                                             .03%        .02%
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

Other income has decreased by $11,000 for the three months ended March 31, 2005 as compared to the same period in 2004. The decrease in other income is due to losses on sales of securities available for sale of $30,000 which were offset by increases in service charges of $28,000 and credit card fees of $14,000 coupled with a decrease in gain on sale of other real estate of $34,000. The remaining increase is spread throughout various categories.

Other expenses increased by $129,000 for the three months ended March 31, 2005 as compared to the same period in 2004. Salaries and employee benefits increased by $110,000, equipment and occupancy expenses decreased by $21,000, and other operating expenses increased by $70,000. Salaries and employee benefits have increased due to increased benefits expenses and annual salary increases. The increase of $70,000 in other operating expenses was due to general increases in most other operating expense categories.

We have recorded income tax expense of $289,000 for the three months ended March 31, 2005. The rate of tax as a percentage of pretax income was 35%.

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

ITEM 4.  Submission Of Matters To A Vote Of Security Holders

No matter was submitted to a vote of security holders in the first quarter of 2005.


ITEM 5.  Other Information

None


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

                           CHESTATEE BANCSHARES, INC.
                                  (Registrant)



DATE: May 13, 2005              BY: /s/J. Philip Hester, Sr.
      ------------                  -------------------------------------------
                                    J. Philip Hester, Sr., President and C.E.O.
                                    (Principal Executive Officer)


DATE: May 13, 2005              BY: /s/Deborah F. McLeod
      ------------                  --------------------------------------------
                                    Deborah F. McLeod, C.F.O. and Treasurer
                                    (Principal Financial and Accounting Officer)