Form 10QSB
period 2005-06-30
CHESTATEE BANCSHARES INC
filed 2005-08-15
CIK 1111196

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended     June 30, 2005
                                         ------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to
                                        ---------  --------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 5, 2005: 3,123,000; no par value.

Transitional Small Business Disclosure Format   Yes           No  X
                                                   -----        -----

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES


--------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                            Page

PART I.      FINANCIAL INFORMATION

             ITEM 1.  Financial Statements

             Consolidated Balance Sheet - June 30, 2005........................3

             Consolidated Statement of Income Three and Six Months
                        Ended June 30, 2005 and 2004...........................4

             Consolidated Statement of Comprehensive Income
                      Six Months Ended June 30, 2005 and 2004..................5

             Consolidated Statements of Cash Flows -
                      Six Months Ended June 30, 2005 and 2004..................7

             Notes to Consolidated Financial Statements........................8

             ITEM 2.      Management's Discussion and Analysis of
                          Financial Condition and Results of Operations.......12

             ITEM 3.      Controls and Procedures.............................20


PART II.     OTHER INFORMATION

             ITEM 1.      Legal Proceedings...................................21

             ITEM 6.      Exhibits and Reports on Form 8-K....................22

             Signatures.......................................................23

             Certifications...................................................24

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION

  ITEM 1.     FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                                AT JUNE 30, 2005
                                   (Unaudited)

                                      Assets
                                      ------

Cash and due from banks                                           $   4,227,476
Interest-bearing deposits in banks                                    6,240,745
Federal funds sold                                                   12,494,000
Securities available-for-sale, at fair value                         30,029,427
Restricted equity securities, at cost                                 1,473,200

Loans                                                               198,419,010
Less allowance for loan losses                                        3,646,964
                                                                  -------------
          Loans, net                                                194,772,046
                                                                  -------------

Premises and equipment, net                                           7,738,368
Other assets                                                          3,554,916
                                                                  -------------

          Total assets                                            $ 260,530,178
                                                                  =============


                       Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing                                           $  21,425,927
    Interest-bearing                                                193,639,175
                                                                  -------------
          Total deposits                                            215,065,102
Other borrowings                                                     20,350,000
Other liabilities                                                     1,081,149
                                                                  -------------
          Total liabilities                                         236,496,251
                                                                  -------------

Commitments and contingencies

Stockholders' equity
    Common stock, no par value; 20,000,000 shares
      authorized; 3,123,000 shares issued and outstanding            21,554,341
    Retained earnings                                                 2,713,959
    Accumulated other comprehensive income (loss)                      (234,373)
                                                                  -------------
          Total stockholders' equity                                 24,033,927
                                                                  -------------

          Total liabilities and stockholders' equity              $ 260,530,178
                                                                  =============


                 See Notes to Consolidated Financial Statements

                  CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                      Three Months                 Six Months
                                                         Ended                        Ended
                                                        June 30                      June 30
                                              -----------    -----------    -----------   -----------
                                                  2005           2004           2005         2004
                                              -----------    -----------    -----------   -----------
Interest income
    Loans                                     $ 3,471,854    $ 2,770,394    $ 6,728,289   $ 5,554,492
    Taxable Securities                            243,862        246,421        474,736       525,845
    Nontaxable Securities                          14,247          7,370         30,711        14,740
    Federal funds sold                            173,171         33,945        315,580        43,353
    Interest-bearing deposits in banks             41,720          4,773         79,078        15,216
                                              -----------    -----------    -----------   -----------
              Total interest income             3,944,854      3,062,903      7,628,394     6,153,646
                                              -----------    -----------    -----------   -----------

Interest expense
    Deposits                                    1,289,977        794,661      2,445,044     1,590,399
    Other borrowings                              134,742        149,878        257,608       291,281
                                              -----------    -----------    -----------   -----------
              Total interest expense            1,424,719        944,539      2,702,652     1,881,680
                                              -----------    -----------    -----------   -----------

              Net interest income               2,520,135      2,118,364      4,925,742     4,271,966
Provision for loan losses                          49,675         64,975         97,243       316,582
                                              -----------    -----------    -----------   -----------
              Net interest income after
                provision for loan losses       2,470,460      2,053,389      4,828,499     3,955,384
                                              -----------    -----------    -----------   -----------

Other income
      Service charges and fees                    242,468        199,083        474,865       403,547
      Gains (Losses) on sales of securities       (21,488)             -        (51,712)            -
            available for sale
      Other operating income                       86,034         89,272        173,322       184,816
                                              -----------    -----------    -----------   -----------
              Total other income                  307,014        288,355        596,475       588,363
                                              -----------    -----------    -----------   -----------

                  CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                      Three Months              Six Months
                                                         Ended                    Ended
                                                        June 30                  June 30
                                               -----------------------   -----------------------
                                                   2005        2004         2005         2004

Other expenses
    Salaries and employee benefits                986,734      886,326    2,000,189    1,789,239
    Occupancy and equipment expenses              269,079      250,150      499,890      501,982
    Other operating expenses                      573,034      600,688    1,151,584    1,139,648
                                               ----------   ----------   ----------   ----------
              Total other expenses              1,828,847    1,737,164    3,651,663    3,430,869
                                               ----------   ----------   ----------   ----------

              Net income before income taxes      948,627      604,580    1,773,311    1,112,878

Income tax expense                                334,800      219,187      623,564      402,226
                                               ----------   ----------   ----------   ----------

              Net income                          613,827      385,393    1,149,747      710,652
                                               ----------   ----------   ----------   ----------

Basic earnings per share                       $     0.20         0.12   $     0.37   $     0.23
                                               ==========   ==========   ==========   ==========

Diluted earnings per share                     $     0.19   $     0.12   $     0.36   $     0.23
                                               ==========   ==========   ==========   ==========

Cash dividends per share                                                 $     --     $     --
                                               ==========   ==========   ==========   ==========


                 See Notes to Consolidated Financial Statements

                  CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                            2005           2004
                                                                        -----------    -----------

Net income                                                              $ 1,149,747    $   710,652

Other comprehensive income (loss):
        Unrealized holding gains on securities
           available-for-sale arising during period, net of
           tax of $57,143 and $148,571 respectively                         (88,510)      (371,398)

       Reclassification adjustment for losses realized in net income,
           net of tax benefits of $18,099                                    33,613           --
                                                                        -----------    -----------

Other comprehensive income (loss)                                           (54,897)      (371,398)
                                                                        -----------    -----------

Comprehensive income                                                    $ 1,094,850    $   339,254
                                                                        ===========    ===========


                 See Notes to Consolidated Financial Statements

                  CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                                        2005           2004
                                                                   ------------    ------------
OPERATING ACTIVITIES
    Net income                                                     $  1,149,747         710,652
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                    266,747         265,637
        Provision for loan losses                                        97,243         316,582
        Loss on sales on securities                                      51,712            --
        Decrease in interest receivable                                  97,532          83,055
        Increase in interest payable                                     75,614          15,358
        Other operating activities                                     (120,318)      1,557,504
                                                                   ------------    ------------

              Net cash provided by operating activities               1,618,277       2,948,788
                                                                   ------------    ------------

INVESTING ACTIVITIES
    Net decrease in interest-bearing deposits in banks                  109,557         986,659
    Net increase in federal funds sold                               (8,403,000)     (6,808,000)
    Purchases of securities available-for-sale                       (6,990,216)     (5,494,702)
    Proceeds from maturities of securities available-for-sale         2,848,538       7,211,021
    Proceeds from sales of securities available-for-sale              3,950,357               -
    Net increase (decrease) in loans                                 (1,046,001)     (8,666,235)
    Proceeds from sales of premises and equipment                         3,161               -
    Purchase of premises and equipment                                 (104,386)        (70,281)
                                                                   ------------    ------------

              Net cash used in investing activities                  (9,631,990)    (12,841,538)
                                                                   ------------    ------------

FINANCING ACTIVITIES
    Net increase in deposits                                         14,671,261       4,885,472
    Proceeds from other borrowings                                            -       5,500,000
    Payments on other borrowings                                     (5,850,000)              -
                                                                   ------------    ------------
              Net cash provided by financing activities               8,821,261      10,385,472
                                                                   ------------    ------------

Net increase (decrease) in cash and due from banks                      807,548         492,722

Cash and due from banks, beginning of period                          3,419,928       3,688,806
                                                                   ------------    ------------

Cash and due from banks, end of period                             $  4,227,476       4,181,528
                                                                   ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for:
          Interest                                                 $  2,627,038         929,181

          Income taxes                                             $    815,452         270,000

    Principal balances of loans transferred to other real estate   $          -               -

    Financed sales of other real estate owned                      $          -               -

                 See Notes to Consolidated Financial Statements

NOTE 1.  BASIS OF PRESENTATION

         The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

         The results of operations for the period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  STOCK COMPENSATION PLANS

         At June 30, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The Company also has remaining options outstanding that were granted to certain executive officers under employee agreements. The following table illustrates the effect on net income (loss) and earnings (losses) per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                        2005            2004
                                                     ----------      -----------

Net income, as reported                              $  613,827      $   385,393
Deduct: Total stock-based employee compensation
      expense determined under fair value based
      method for all awards                                   -                -
                                                     ----------      -----------
Pro forma net income                                 $  613,827      $   385,393
                                                     ==========      ===========
Earnings per share:
   Basic - as reported                               $      .20      $       .12
                                                     ==========      ===========
   Basic - pro forma                                 $      .20      $       .12
                                                     ==========      ===========
   Diluted - as reported                             $      .19      $       .12
                                                     ==========      ===========
   Diluted - pro forma                               $      .19      $       .12
                                                     ==========      ===========

                                                    Six Months Ended June 30,
                                                  -----------------------------
                                                      2005             2004
                                                  ------------      -----------

Net income, as reported                           $  1,149,747      $  710,652
Deduct: Total stock-based employee compensation
      expense determined under fair value based
      method for all awards                             26,954           21,352
                                                  ------------      -----------
Pro forma net income                              $  1,122,793      $   689,300
                                                  ============      ===========
Earnings per share:
   Basic - as reported                            $        .37      $       .23
                                                  ============      ===========
   Basic - pro forma                              $        .36      $       .22
                                                  ============      ===========
   Diluted - as reported                          $        .36      $       .23
                                                  ============      ===========
   Diluted - pro forma                            $        .35      $       .22
                                                  ============      ===========


NOTE 3.  EARNINGS PER SHARE

         Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

                                                   Three Months Ended June 30,
                                                   ----------------------------
                                                       2005           2004
                                                   ----------        ----------

Basic Earnings Per Share:
   Weighted average common shares outstanding       3,123,000         3,106,000
                                                   ==========        ==========

   Net income                                      $  613,827        $  385,393
                                                   ==========        ==========

   Basic earnings per share                        $      .20        $      .12
                                                   ==========        ==========

Diluted Earnings Per Share:

   Weighted average common shares outstanding       3,123,000         3,106,000
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year         36,076
                                                   ----------        ----------
   Total weighted average common shares and
      common stock equivalents outstanding          3,159,076         3,106,000
                                                   ==========        ==========

   Net income                                      $  613,827        $  385,393
                                                   ==========        ==========

   Diluted earnings per share                      $      .19        $      .12
                                                   ==========        ==========

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                     2005            2004
                                                   ----------     ----------

Basic Earnings Per Share:
   Weighted average common shares outstanding       3,123,000      3,106,000
                                                   ==========     ==========

   Net income                                      $1,149,747     $  710,652
                                                   ==========     ==========

   Basic earnings per share                        $      .37     $      .23
                                                   ==========     ==========

Diluted Earnings Per Share:


   Weighted average common shares outstanding       3,123,000      3,106,000

   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year         36,076              0

                                                   ----------     ----------
   Total weighted average common shares and
      common stock equivalents outstanding          3,159,076      3,106,000
                                                   ==========     ==========

   Net income                                      $1,149,747     $  710,652
                                                   ==========     ==========

   Diluted earnings per share                      $      .36     $      .23
                                                   ==========     ==========

NOTE 4.  CURRENT ACCOUNTING DEVELOPMENTS

         There are recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements. In December 2004, the Financial Accounting Standards Board
         (FASB) issued Statement No. 123R, Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions such as the issuance of stock options in exchange for employee services. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The Company has elected to continue with the accounting methodology of Opinion No. 25 until periods beginning after December 31, 2005.

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

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of June 30, 2005, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At June 30, 2005, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                              Actual
                                      ------------------------
                                                                       Minimum
                                                                      Regulatory
                                   Consolidated         Bank         Requirement
                                   ------------       --------       -----------

     Leverage capital ratios            9.03 %          8.83 %          4.00 %
     Risk-based capital ratios:
        Core capital                   11.13           10.88            4.00
        Total capital                  12.38           12.13            8.00

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


                                                         June 30, 2005
                                                      ----------------------
                                                      (Dollars in thousands)

                                                      ----------------------

    Commitments to extend credit                      $             37,933
    Letters of credit                                                1,289
                                                      ----------------------
                                                      $             39,222
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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                      June 30,      December 31,
                                        2005            2004
                                     --------------------------
                                      (Dollars in Thousands)
                                     --------------------------

Cash and due from banks              $  4,227         $  3,420
Interest-bearing deposits in banks      6,241            6,350
Federal funds sold                     12,494            4,091
Securities                             30,029           31,470
Loans, net                            194,772          193,823
Premises and equipment                  7,738            7,904
Other assets                            5,029            3,590
                                     --------         --------
                                     $260,530         $250,648
                                     ========         ========

Deposits                             $215,065         $200,394
Other borrowings                       20,350           26,200
Other liabilities                       1,081            1,115
Stockholders' equity                   24,034           22,939
                                     --------         --------
                                     $260,530         $250,648
                                     ========         ========

Our total assets grew by 4% for the Six Months ended June 30, 2005. Deposit growth of $14.7 million was used to reduce other borrowings by $5.9 million and invested in loans and fed funds. Our ratio of gross loans to deposits and other borrowings was 84.1% at June 30, 2005 and 87.1% at December 31, 2004. Our total equity increased by $1.1 million due to year-to-date net income of $1.1 million.

Results of Operations For The Three   Ended June 30, 2005 and 2004

Following is a summary of our operations for the periods indicated:

                                Three Months Ended
                                      June 30,
                            ------------------------
                             2005              2004
                            ------            ------
                             (Dollars in Thousands)
                            ------------------------

Interest income             $3,945            $3,063

Interest expense             1,425               945
                            ------            ------

Net interest income          2,520             2,118

Provision for loan losses       50                65

Other income                   307               288

Other expense                1,828             1,737
                            ------            ------

Pretax income                  949               604

Income taxes                   335               219
                            ------            ------

Net income                  $  614            $  385
                            ======            ======



                                 Six Months Ended
                                    June 30,
                            ------------------------
                             2005              2004
                            ------            ------
                             (Dollars in Thousands)
                            ------------------------

Interest income             $7,628            $6,154

Interest expense             2,702             1,882
                            ------            ------

Net interest income          4,926             4,272

Provision for loan losses       97               317

Other income                   596               588

Other expense                3,652             3,430
                            ------            ------

Pretax income                1,773             1,113

Income taxes                   623               402
                            ------            ------

Net income                  $1,150            $  711
                            ======            ======

Our net interest income increased by $402,000 and $654,000 for the three months and six months ended June 30, 2005, respectively, as compared to the same period in 2004. Our net interest margin was 3.91% during the six months ended June 30, 2005 as compared to 3.88% for the six months ended June 30, 2004 and 3.90 % for the entire year of 2004. The increase in net interest income is due primarily to the increased volume of average loans and investment securities outstanding coupled with increases in the Prime Lending Rate. The net interest margin has remained relatively stable. Yields earned on loans have increased to 7.02% in the first six months of 2005 as compared to 6.38% in the first six months of 2004. Our cost of funds increased to 2.25% in the first six months of 2005 as compared to 1.96% in the first six months of 2004. The increase in cost of funds also reflects the impact of interest rate increases over the past twelve months.

The provision for loan losses was $50,000 and $97,000 for the three months and six months ended June 30, 2005. These provisions are a decrease from the comparable periods in 2004 by $15,000 and $219,000. The reduction in provision expense is reflective of improved asset quality.

Nonaccrual loans of $641,000 at June 30, 2005 consist of $439,000 of commercial loans and $202,000 of real estate loans. Loans past due ninety days or more and still accruing interest of $92,000 at June 30, 2005 consists of $53,000 of commercial loans, $25,000 of credit card loans and other consumer loans of $14,000. These loans were identified through our loan evaluation process and have been properly considered in the determination of the allowance for loan losses. Management believes that the $3,647,000 in the allowance for loan losses at June 30, 2005, or 1.84% of total net outstanding loans, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Information with respect to nonaccrual, past due, restructured, and potential problem loans at June 30, 2005 and 2004 is as follows:


                                                                         June 30,
                                                                  ----------------------
                                                                   2005           2004
                                                                  ----------------------
                                                                  (Dollars in Thousands)
                                                                  ----------------------
Nonaccrual loans                                                  $  641        $1,038
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                           92           256
Restructured loans                                                     -             -
Potential problem loans                                                -         1,294
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                        36           126
Interest income that was recorded on nonaccrual and                    -             -
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

Information regarding certain loans and allowance for loan loss data through June 30, 2005 and 2004 is as follows:

                                                                      Six Months Ended
                                                                          June 30,
                                                                    --------------------
                                                                     2005         2004
                                                                    --------    --------
                                                                    (Dollars in Thousands)
                                                                    ---------------------
Average amount of loans outstanding                                 $193,402    $174,004
                                                                    ========    ========

Balance of allowance for loan losses at beginning of period            3,620       3,163
                                                                    --------    --------

Loans charged off
   Commercial and financial                                                -          26
   Real estate mortgage                                                   35          49
   Installment                                                            73          77
                                                                    --------    --------
                                                                         108         152
                                                                    --------    --------
Loans recovered
   Commercial and financial                                                -           1
   Real estate mortgage                                                    3           1
   Installment                                                            35          17
                                                                    --------    --------
                                                                          38          19
                                                                    --------    --------

Net charge-offs                                                           70         133
                                                                    --------    --------

Additions to allowance charged to operating expense during period         97         317
                                                                    --------    --------

Balance of allowance for loan losses at end of period               $  3,647    $  3,347
                                                                    ========    ========

Ratio of net loans charged off during the period to
   average loans outstanding                                             .04%        .08%
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

Other income increased by $19,000 and $8,000 for the three months and six months ended June 30, 2005, respectively, as compared to the same period in 2004. The increases in other income are due to increased service charges and fees which were partially offset by increased losses on sales of securities available for sale.

Other expenses increased by $91,000 and $222,000 for the three months and six months ended June 30, 2005, respectively, as compared to the same period in 2004. Salaries and employee benefits increased by $211,000, equipment and occupancy expenses decreased by $2,000, and other operating expenses increased by $13,000. Salaries and employee benefits have increased due to increased benefits expenses and annual salary increases. The increase of $13,000 in other operating expenses was due to general increases throughout the other operating expense categories.

We have recorded income tax expense of $623,000 for the Six Months ended June 30, 2005. The rate of tax as a percentage of pretax income was 35.2%.

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

ITEM 4.  Submission Of Matters To A Vote Of Security Holders

     (a) The annual meeting of the stockholders of the Company was held on May 10, 2005. There were no shares represented at the meeting in person and 1,777,915 represented by proxy, for a total of 1,777,915 shares, representing 56.93% of the total issued and outstanding shares of the Company. Based upon the Report of the Inspector, and pursuant to
          Section 2.5 of the Company's Bylaws, a quorum was deemed present at the meeting.

     (b) The following directors were elected to serve until the next annual meeting of the Company in the 2006 calendar year as follows:

          --------------------------------------------------------
          Director                      For               Against
          --------------------------------------------------------

          R. Millard Bowen           1,754,315           23,600.00
          Marcus C. Byrd, Jr.        1,754,315           23,600.00
          Glennon C. Grogan          1,747,315           30,600.00
          James H. Grogan            1,747,115           30,800.00
          Andrew M. Head             1,752,315           25,600.00
          J. Philip Hester, Sr.      1,728,815           49,100.00
          Bruce T. Howard            1,753,715           24,200.00
          David E. Johnson           1,754,315           23,600.00
          W. Alan McRae              1,754,315           23,600.00
          Kim Mills                  1,754,315           23,600.00
          Russell M. Wallace         1,727,315           50,600.00

          No shares abstained. The number of shares voting in favor of the nominees represented at least 97.15% of the total number of shares represented at the meeting and entitled to vote upon the proposal. Consequently, the nominees were approved by the shareholders of the Company.

     (c) In addition to the election of directors, the Company also considered approval of Mauldin & Jenkins, LLC as the Company's independent public accountants for the year ended December 31, 2005. Of the 1,777,915 represented at the meeting, 1,775,315 shares were voted in favor of the ratification of Mauldin & Jenkins, LLC as the independent public accountants for fiscal year 2005, 2,200 shares were voted against the ratification of Mauldin & Jenkins, LLC as the independent public accountants for fiscal year 2005; and 400 shares abstained. The number of shares voting in favor of the ratification of Mauldin & Jenkins, LLC as the independent public accountants for fiscal year 2005 represented 99.97% of the total number of shares represented at the Meeting and entitled to vote upon the proposal. Mauldin & Jenkins, LLC was therefore ratified as the independent public accountants for fiscal year 2005.

     (d) Finally, the shareholders considered increasing the number of shares of the Corporation's stock that may be acquired under the Corporation's 2000 Employee Stock Option Plan from 100,000 shares to 200,000 as previously adopted by the Board of Directors of the Corporation. Of the 1,777,915 represented at the meeting, 1,672,145 shares were voted in favor of the increase in the number of shares, 97,120 shares were voted against the increase in the number of shares; and 8,650 shares abstained. The number of shares voting in favor of increasing the number of shares of the Corporation's stock that may be acquired under the Corporation's 2000 Employee Stock Option Plan from 100,000 shares to 200,000 represented 94.05% of the total number of shares represented at the Meeting and entitled to vote upon the proposal. Thus, the increase in the number of shares of the Corporation's stock that may be acquired under the Corporation's 2000 Employee Stock Option Plan from 100,000 shares to 200,000 was ratified.

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

                           CHESTATEE BANCSHARES, INC.
                                  (Registrant)



DATE: August 15, 2005       BY: /s/ J. Philip Hester, Sr.
      ---------------           ------------------------------------------------
                                    J. Philip Hester, Sr., President and C.E.O.
                                    (Principal Executive Officer)


DATE: August 15, 2005        BY: /s/ Deborah F. McLeod
      ---------------            -----------------------------------------------
                                    Deborah F. McLeod, C.F.O. and Treasurer
                                    (Principal Financial and Accounting Officer)