Form 10QSB
period 2005-09-30
CHESTATEE BANCSHARES INC
filed 2005-11-14
CIK 1111196

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended     September 30, 2005
                                           ---------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from          to
                                         ---------   --------

                        Commission File Number: 000-30273

                           Chestatee Bancshares, Inc.
    ------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Georgia                                                               58-2535333
--------------------------------                     ---------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 4, 2005: 3,446,281; no par value.

Transitional Small Business Disclosure Format   Yes              No   X
                                                    -------         ---------

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES


--------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

          ITEM 1.  Financial Statements

          Consolidated Balance Sheet - September 30, 2005......................3

          Consolidated Statements of Income -
                   Three and Nine Months Ended September 30, 2005 and 2004.....4

          Consolidated Statements of Comprehensive Income -
                   Nine months Ended September 30, 2005 and 2004...............5

          Consolidated Statements of Cash Flows -
                   Nine Months Ended September 30, 2005 and 2004...............6

          Notes to Consolidated Financial Statements...........................7

          ITEM 2.      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations..........10

          ITEM 3.      Controls and Procedures................................18


PART II.  OTHER INFORMATION

          ITEM 1.      Legal Proceedings......................................18

          ITEM 6.      Exhibits and Reports on Form 8-K.......................18

          Signatures..........................................................19

          Certifications......................................................20

                         PART I - FINANCIAL INFORMATION

  ITEM 1.                     FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                              AT SEPTEMBER 30, 2005
                                   (Unaudited)

                     Assets
                     ------

Cash and due from banks                                           $   7,030,015
Interest-bearing deposits in banks                                    4,894,561
Federal funds sold                                                    5,793,000
Securities available-for-sale, at fair value                         28,180,943
Restricted equity securities, at cost                                 1,349,500

Loans                                                               204,555,343
Less allowance for loan losses                                        3,632,673
                                                                  -------------
          Loans, net                                                200,922,670
                                                                  -------------

Premises and equipment, net                                           7,674,946
Other assets                                                          3,486,032
                                                                  -------------

          Total assets                                            $ 259,331,667
                                                                  =============


          Liabilities and Stockholders' Equity
          ------------------------------------

Deposits
    Noninterest-bearing                                           $  22,908,452
    Interest-bearing                                                192,955,131
                                                                  -------------
          Total deposits                                            215,863,583
Other borrowings                                                     17,350,000
Other liabilities                                                     1,287,541
                                                                  -------------
          Total liabilities                                         234,501,124
                                                                  -------------

Commitments and contingencies

Stockholders' equity
    Common stock, no par value; 20,000,000 shares
      authorized; 3,446,281 shares issued and outstanding            21,634,341
    Retained earnings                                                 3,417,041
    Accumulated other comprehensive loss                               (220,839)
                                                                  -------------
          Total stockholders' equity                                 24,830,543
                                                                  -------------

          Total liabilities and stockholders' equity              $ 259,331,667
                                                                  =============

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                                         Three Months                 Nine Months
                                                                            Ended                        Ended
                                                                        September 30                   September 30
                                                                 ------------   ------------   ------------    ------------
                                                                      2005           2004           2005            2004
                                                                 ------------   ------------   ------------    ------------
Interest income
    Loans                                                        $  3,846,881   $  2,874,461   $ 10,575,170    $  8,428,953
    Taxable Securities                                                245,647        242,382        720,383         768,227
    Nontaxable Securities                                              13,050         10,638         43,761          25,378
    Federal funds sold                                                 90,274         38,945        405,854          82,298
    Interest-bearing deposits in banks                                 56,496         12,308        135,574          27,524
                                                                 ------------   ------------    ------------   ------------
              Total interest income                                 4,252,348      3,178,734     11,880,742       9,332,380
                                                                 ------------   ------------    ------------   ------------

Interest expense
    Deposits                                                        1,392,416        826,552      3,837,460       2,416,951
    Other borrowings                                                  112,523        152,933        370,131         444,214
                                                                 ------------   ------------    ------------   ------------
              Total interest expense                                1,504,939        979,485      4,207,591       2,861,165
                                                                 ------------   ------------    ------------   ------------

              Net interest income                                   2,747,409      2,199,249      7,673,151       6,471,215
Provision for loan losses                                              80,680         17,379        177,923         333,961
                                                                 ------------   ------------    ------------   ------------
              Net interest income after
                provision for loan losses                           2,666,729      2,181,870      7,495,228       6,137,254
                                                                 ------------   ------------    ------------   ------------

Other income
      Service charges and fees                                        216,727        178,424        691,592         581,971
      Gains (Losses) on sales of securities available for sale             --             --        (51,712)             --
      Other operating income                                           51,886         68,005        225,208         252,821
                                                                 ------------   ------------    ------------   ------------
              Total other income                                      268,613        246,429        865,088         834,792
                                                                 ------------   ------------    ------------   ------------

Other expenses
    Salaries and employee benefits                                    980,678        882,733      2,980,867       2,671,972
    Occupancy and equipment expenses                                  261,804        255,369        761,694         757,351
    Other operating expenses                                          598,610        544,414      1,750,194       1,684,062
                                                                 ------------   ------------    ------------   ------------
              Total other expenses                                  1,841,092      1,682,516      5,492,755       5,113,385
                                                                 ------------   ------------    ------------   ------------

              Net income before income taxes                        1,094,250        745,783      2,867,561       1,858,661

Income tax expense                                                    391,167        261,286      1,014,731         663,512
                                                                 ------------   ------------    ------------   ------------

              Net income                                              703,083        484,497      1,852,830       1,195,149
                                                                 ------------   ------------    ------------   ------------



Basic earnings per share                                         $       0.20   $       0.14    $       0.54   $       0.35
                                                                 ============   ============    ============   ============

Diluted earnings per share                                       $       0.20   $       0.14    $       0.53   $       0.34
                                                                 ============   ============    ============   ============

Cash dividends per share                                                   --             --              --   $         --
                                                                 ============   ============    ============   ============

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                              Three Months                Nine Months
                                                                                 Ended                       Ended
                                                                              September 30                September 30
                                                                        -----------   ----------    -----------    ------------
                                                                             2005        2004          2005            2004
                                                                        -----------   ----------    -----------    -----------

Net income                                                              $   703,083   $   484,497   $ 1,852,830    $ 1,195,149

Other comprehensive income (loss):
        Unrealized holding gains (losses) on securities
           available-for-sale arising during the nine month period,
           net of tax                                                        13,534       464,507       (74,976)        93,109

       Reclassification adjustment for losses realized in net income,
           net of tax benefits of $18,099                                        --            --        33,613            --
                                                                        -----------   -----------   -----------    -----------

Other comprehensive income (loss)                                            13,534       464,507       (41,363)        93,109
                                                                        -----------   -----------   -----------    -----------

Comprehensive income                                                    $   716,617   $   949,004   $ 1,811,467    $ 1,288,258
                                                                        ===========   ===========   ===========    ===========

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                                         2005           2004
                                                                     -----------    ------------
OPERATING ACTIVITIES
    Net income                                                      $  1,852,830    $  1,195,149
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                     403,368         398,778
        Provision for loan losses                                        177,923         333,961
        Loss on sales of securities                                       51,712            --
        Decrease in interest receivable                                  121,311          62,274
        Increase in interest payable                                      80,148          48,641
        Other operating activities                                       118,437       1,946,651
                                                                    ------------    ------------

              Net cash provided by operating activities                2,805,729       3,985,454
                                                                    ------------    ------------

INVESTING ACTIVITIES
    Net decrease (increase) in interest-bearing deposits in banks      1,455,741      (2,456,458)
    Net increase in federal funds sold                                (1,702,000)     (6,236,000)
    Purchases of securities available-for-sale                        (6,866,516)     (6,085,578)
    Proceeds from maturities of securities available-for-sale          4,718,763       9,444,474
    Proceeds from sales of securities available-for-sale               3,950,357              --
    Net increase in loans                                             (7,277,305)    (15,714,510)
    Proceeds from sales of premises and equipment                          3,161          37,711
    Purchase of premises and equipment                                  (177,585)       (132,741)
                                                                    ------------    ------------

              Net cash used in investing activities                   (5,895,384)    (21,143,102)
                                                                    ------------    ------------

FINANCING ACTIVITIES
    Net increase in deposits                                          15,469,742      11,558,981
    Proceeds from other borrowings                                            --       5,500,000
    Payments on other borrowings                                      (8,850,000)             --
    Proceeds from the exercise of stock options                           80,000              --
                                                                    ------------    ------------
              Net cash provided by financing activities                6,699,742      17,058,981
                                                                    ------------    ------------

Net increase (decrease) in cash and due from banks                     3,610,087         (98,667)

Cash and due from banks, beginning of period                           3,419,928       3,688,806
                                                                    ------------    ------------

Cash and due from banks, end of period                              $  7,030,015    $  3,590,139
                                                                    ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for:
          Interest                                                  $  4,127,443    $  2,812,524

          Income taxes                                              $  1,163,452    $    270,000

    Principal balances of loans transferred to other real estate    $         --    $    473,059

    Financed sales of other real estate owned                       $         --    $     70,029

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

         The results of operations for the period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

         Stock Dividend and Per Share Amounts

         Earnings per share for the periods ended September 30, 2004 have been restated to reflect the 10% stock dividend declared in 2005.

NOTE 2.  STOCK COMPENSATION PLANS

         At September 30, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The Company also has remaining options outstanding that were granted to certain executive officers under employee agreements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                         Three Months Ended September 30,
                                                        ---------------------------------
                                                           2005                  2004
                                                        ---------            ----------
     Net income, as reported                            $ 703,083            $  484,497
     Deduct: Total stock-based employee compensation
           expense determined under fair value based
           method for all awards                           89,317                 6,930
                                                        ---------            ----------
     Pro forma net income                               $ 613,766            $  477,567
                                                        =========            ==========
     Earnings per share:
        Basic - as reported                             $     .20            $      .14
                                                        =========            ==========
        Basic - pro forma                               $     .19            $      .14
                                                        =========            ==========
        Diluted - as reported                           $     .20            $      .14
                                                        =========            ==========
        Diluted - pro forma                             $     .18            $      .14
                                                        =========            ==========

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                         Nine Months Ended September 30,
                                                         -------------------------------
                                                              2005               2004
                                                         ------------        -----------
     Net income, as reported                             $  1,852,830        $ 1,195,149
     Deduct: Total stock-based employee compensation
           expense determined under fair value based
           method for all awards                              120,062             21,352
                                                         ------------        -----------
     Pro forma net income                                $  1,732,768        $ 1,173,797
                                                         ============        ===========
     Earnings per share:
        Basic - as reported                              $        .54        $       .35
                                                         ============        ===========
        Basic - pro forma                                $        .51        $       .35
                                                         ============        ===========
        Diluted - as reported                            $        .53        $       .34
                                                         ============        ===========
        Diluted - pro forma                              $        .50        $       .34
                                                         ============        ===========

NOTE 3.  EARNINGS PER SHARE

         Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

                                                       Three Months Ended September 30,
                                                       --------------------------------
                                                           2005                 2004
                                                       -----------          -----------
    Basic Earnings Per Share:
       Weighted average common shares outstanding        3,444,009            3,416,600
                                                       ===========          ===========

       Net income                                      $   703,083          $   484,497
                                                       ===========          ===========

       Basic earnings per share                        $       .20          $       .14
                                                       ===========          ===========

    Diluted Earnings Per Share:

       Weighted average common shares outstanding        3,444,009            3,416,600

       Net effect of the assumed exercise of stock
          options based on the treasury stock method
          using average market prices for the year          66,516               54,534
                                                       -----------          -----------
       Total weighted average common shares and
          common stock equivalents outstanding           3,510,525            3,471,134
                                                       ===========          ===========

       Net income                                      $   703,083          $   484,497
                                                       ===========          ===========

       Diluted earnings per share                      $       .20          $       .14
                                                       ===========          ===========

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                           2005                2004
                                                       -----------         -----------
    Basic Earnings Per Share:
       Weighted average common shares outstanding        3,438,222           3,416,600
                                                       ===========         ===========

       Net income                                      $ 1,852,830         $ 1,195,149
                                                       ===========         ===========

       Basic earnings per share                        $       .54         $       .35
                                                       ===========         ===========

    Diluted Earnings Per Share:


       Weighted average common shares outstanding        3,438,222           3,416,600

       Net effect of the assumed exercise of stock
          options based on the treasury stock method
          using average market prices for the year          68,090              54,534

                                                       -----------         -----------
       Total weighted average common shares and
          common stock equivalents outstanding           3,506,313           3,471,134
                                                       ===========         ===========

       Net income                                      $ 1,852,830         $ 1,195,149
                                                       ===========         ===========

       Diluted earnings per share                      $       .53         $       .34
                                                       ===========         ===========

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

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of September 30, 2005, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At September 30, 2005, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                           Actual
                                -----------------------------
                                                                 Minimum
                                                                Regulatory
                                Consolidated        Bank        Requirement
                                -------------   -------------  --------------

     Leverage capital ratios        9.65 %          9.41 %          4.00 %
     Risk-based capital ratios:
        Core capital               11.20           10.92            4.00
        Total capital              12.43           12.14            8.00

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

                                              September 30, 2005
                                            ---------------------
                                            (Dollars in thousands)

                                            ---------------------

    Commitments to extend credit            $             39,878
    Letters of credit                                        977
                                            ---------------------
                                            $             40,855
                                            =====================

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                             September 30,   December 31,
                                                  2005           2004
                                            --------------   ------------
                                                 (Dollars in Thousands)
                                            -----------------------------

Cash and due from banks                     $        7,030    $     3,420
Interest-bearing deposits in banks                   4,895          6,350
Federal funds sold                                   5,793          4,091
Securities                                          28,181         31,470
Loans, net                                         200,923        193,823
Premises and equipment                               7,675          7,904
Other assets                                         4,835          3,590
                                            ---------------   ------------
                                            $      259,332    $   250,648
                                            ===============   ============

Deposits                                    $      215,864    $   200,394
Other borrowings                                    17,350         26,200
Other liabilities                                    1,287          1,115
Stockholders' equity                                24,831         22,939
                                            ---------------   ------------
                                            $      259,332    $   250,648
                                            ===============   ============

Our total assets grew by 3.5% for the nine months ended September 30, 2005. Deposit growth of $15.5 million was used to reduce other borrowings by $8.9 million and invested in loans and fed funds. Our ratio of gross loans to deposits and other borrowings was 87.7% at September 30, 2005 and 87.1% at December 31, 2004. Our total equity increased by $1.9 million due to year-to-date net income of $1.9 million.

Results of Operations For The Three Months Ended September 30, 2005 and 2004

Following is a summary of our operations for the periods indicated:

                                             Three Months Ended
                                                September 30,
                                 -------------------------------------------
                                          2005                    2004
                                 --------------------    -------------------
                                           (Dollars in Thousands)
                                 -------------------------------------------

Interest income                  $              4,252   $              3,178

Interest expense                                1,505                    979
                                 --------------------   --------------------

Net interest income                             2,747                  2,199

Provision for loan losses                          81                     17

Other income                                      269                    246

Other expense                                   1,841                  1,682
                                 --------------------   --------------------

Pretax income                                   1,094                    746

Income taxes                                      391                    261
                                 --------------------   --------------------

Net income                       $                703   $                485
                                 ====================   ====================


                                              Nine Months Ended
                                                September 30,
                                 -------------------------------------------
                                          2005                    2004
                                 --------------------    -------------------
                                           (Dollars in Thousands)
                                 -------------------------------------------

Interest income                  $             11,881    $             9,332

Interest expense                                4,208                  2,861
                                 --------------------   --------------------

Net interest income                             7,673                  6,471

Provision for loan losses                         178                    334

Other income                                      865                    835

Other expense                                   5,492                  5,113
                                 --------------------   --------------------

Pretax income                                   2,868                  1,859

Income taxes                                    1,015                    664
                                 --------------------   --------------------

Net income                       $              1,853   $              1,195
                                 ====================   ====================

Our net interest income increased by $548,000 and $1,202,000 for the three months and nine months ended September 30, 2005, respectively, as compared to the same period in 2004. Our net interest margin was 4.07% during the nine months ended September 30, 2005 as compared to 3.88% for the nine months ended September 30, 2004 and 3.90 % for the entire year of 2004. The increase in net interest income is due primarily to the increased volume of average loans and investment securities outstanding coupled with increases in the Prime Lending Rate. Yields earned on loans have increased to 7.22% in the first nine months of 2005 as compared to 6.42% in the first nine months of 2004. Our cost of funds increased to 2.35% in the first nine months of 2005 as compared to 1.79% in the first nine months of 2004. The increase in cost of funds also reflects the impact of interest rate increases over the past twelve months.

The provision for loan losses was $81,000 and $178,000 for the three months and nine months ended September 30, 2005. The provision for the nine months ended September 30, 2005 decreased $156,000 over the same period in 2004. The reduction in provision expense is reflective of improved asset quality.

Nonaccrual loans of $654,000 at September 30, 2005 consist of $472,000 of commercial loans, $157,000 of real estate loans, and $25,000 of consumer loans. Loans past due ninety days or more and still accruing interest of $47,000 at September 30, 2005 consists of $40,000 of consumer loans and $7,000 of credit card loans. These loans were identified through our loan evaluation process and have been properly considered in the determination of the allowance for loan losses. Management believes that the $3,633,000 in the allowance for loan losses at September 30, 2005, or 1.78% of total net outstanding loans, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Information with respect to nonaccrual, past due, restructured, and potential problem loans at September 30, 2005 and 2004 is as follows:

                                                                            September 30,
                                                                       -----------------------
                                                                           2005          2004
                                                                       -----------------------
                                                                       (Dollars in Thousands)
                                                                       -----------------------
Nonaccrual loans                                                       $    654      $   1,038
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                  47            256
Restructured loans                                                                         -
Potential problem loans                                                   1,423          1,294
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                               48            126
Interest income that was recorded on nonaccrual and
   restructured loans                                                         -              -

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured. Management is currently monitoring one credit that will require restructuring and may require a write-down of principal. Multiple lenders are involved in the credit and details of a possible restructuring of the credit are in discussion. Given current conversations, management's best estimate of this situation's impact on net income is $75,000 to $250,000 and therefore $214,000 has been included in the reserve for loan losses for this loan.

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

Information regarding certain loans and allowance for loan loss data through September 30, 2005 and 2004 is as follows:

                                                                             Nine Months Ended
                                                                         September 30,
                                                                    ----------------------
                                                                      2005          2004
                                                                    --------      --------
                                                                     (Dollars in Thousands)
                                                                    -----------------------
Average amount of loans outstanding                                 $200,929       $174,004
                                                                    ========       ========

Balance of allowance for loan losses at beginning of period            3,620          3,163
                                                                    --------       --------

Loans charged off
   Commercial and financial                                               56             26
   Real estate mortgage                                                   38             49
   Installment                                                           112             77
                                                                    --------       --------
                                                                         206            152
                                                                    --------       --------
Loans recovered
   Commercial and financial                                               --              1
   Real estate mortgage                                                    7              1
   Installment                                                            33             17
                                                                    --------       --------
                                                                          40             19
                                                                    --------       --------

Net charge-offs                                                          166            133
                                                                    --------       --------

Additions to allowance charged to operating expense during period        178            317
                                                                    --------       --------

Balance of allowance for loan losses at end of period               $  3,632       $  3,347
                                                                    ========       ========

Ratio of net loans charged off during the period to
   average loans outstanding                                             .08%           .08%
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

Other income increased by $23,000 and $30,000 for the three months and nine months ended September 30, 2005, respectively, as compared to the same period in 2004. The increases in other income are due to increased service charges and fees which were partially offset by increased losses on sales of securities available for sale.

Other expenses increased by $159,000 and $379,000 for the three months and nine months ended September 30, 2005, respectively, as compared to the same period in 2004. Salaries and employee benefits increased by $309,000, equipment and occupancy expenses increased by $4,000, and other operating expenses increased by $66,000. Salaries and employee benefits have increased due to increased benefits expenses and annual salary increases. The increase of $66,000 in other operating expenses was due to general increases throughout the other operating expense categories.

We have recorded income tax expense of $1,015,000 for the nine months ended September 30, 2005. The rate of tax as a percentage of pretax income was 35.4%.

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


                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

Management is not aware of any material pending legal proceedings to which the Company, the Bank, Chestatee Financial Services or Chestatee Residential Mortgage are a party or to which any of their property is subject, other than ordinary routine legal proceedings incidental to our business.

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

                           CHESTATEE BANCSHARES, INC.
                                  (Registrant)



DATE: November 14, 2005     BY: /s/ J. Philip Hester, Sr.
      -----------------         ------------------------------------------------
                                    J. Philip Hester, Sr., President and C.E.O.
                                    (Principal Executive Officer)


DATE: November 14, 2005     BY: /s/ Deborah F. McLeod
      -----------------         ------------------------------------------------
                                    Deborah F. McLeod, C.F.O. and Treasurer
                                    (Principal Financial and Accounting Officer)