Form 10KSB
period 2005-12-31
CHESTATEE BANCSHARES INC
filed 2006-03-30
CIK 1111196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005 or

            Transition report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                        Commission File Number: 000-30273

                           CHESTATEE BANCSHARES, INC.
                           --------------------------
           (Name of small business issuer as specified in its Charter)

Georgia                                                               58-2535333
---------------------------------                         ----------------------
(State or other jurisdiction                                       (IRS Employer
of  incorporation or organization)                        Identification Number)

6639 Highway 53 East
Dawsonville, Georgia 30534                                         706) 216-2265
--------------------------                                   -------------------
(Address of principal                                        (Issuer's telephone
executive offices)                                                       number)

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class                                             Name of Exchange
-------------------                                             ----------------
None                                                                        None

         Securities registered under Section 12(g) of the Exchange Act:

Title of each class                                             Name of Exchange
-------------------                                             ----------------
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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB. Yes  X     No
                      ---

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

The issuer's revenues for the most recent fiscal year were $ 17,444,905.

There were 3,446,281 outstanding shares of common stock, no par value per share, as of December 31, 2005. The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, as of December 31, 2005, was $23,047,780 based on the last sales price on such date.

                                     PART I

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

     The Company formed Chestatee Financial Services, Inc. on November 13, 2000, which began doing business in the first quarter of 2001. We also formed Chestatee Residential Mortgage, Inc. on March 7, 2001, which began doing business in the second quarter of 2001. Our assets consist primarily of our ownership of the capital stock of the Bank, Chestatee Financial and Chestatee Residential Mortgage. Unless otherwise expressly stated, the information presented regarding the Company includes the Company, the Bank, Chestatee Financial and Chestatee Residential Mortgage on a consolidated basis.

     The Company's principal place of business is located at 6639 Highway 53 East, Dawsonville, Dawson County, Georgia. The Bank has conducted its general banking business since opening on May 15, 1998, from its main office located at 6639 Highway 53 East, Dawsonville, Dawson County, Georgia. The Bank has three full-service branches: one located in downtown Dawsonville at 86 Highway 53 West, Dawsonville, Dawson County, Georgia; a second located in Pickens County, Georgia at 34 Holcombe Way, Marblehill, Georgia; and a third located in Forsyth County, located at 2675 Freedom Parkway, Cumming, Georgia. The Bank has closed its full service branch in the Ingle's Supermarket and the branch providing loan production services only in Lumpkin County. Chestatee Financial and Chestatee Residential Mortgage conduct their respective businesses at 6639 Highway 53 East, Dawsonville, Dawson County, Georgia.

Business
--------

     The assets of the Company consist primarily of our ownership of the capital stock of the Bank, Chestatee Financial and Chestatee Residential Mortgage. The Company is authorized to engage in any activity permitted by law to a corporation, subject to applicable federal and state regulatory restrictions on the activities of bank holding companies. This structure provides us with greater flexibility than permitted to the Bank, affording the Company opportunities to expand and diversify our business activities. While management has no present plans to engage in any other business activities, we may, from time to time, study the feasibility of establishing or acquiring subsidiaries to engage in other business activities to the extent permitted by law.

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

     Loans secured by real estate are the primary component of the Bank's loan portfolios, constituting approximately $150 million, or 75%, of the Bank's total loans at December 31, 2005. These loans consist of commercial real estate loans, construction and development loans and residential real estate loans and home equity loans. The Bank also makes loans for commercial purposes in various lines of business. At December 31, 2005, the Bank held approximately $41 million, or 20% of the Bank's total loans, in commercial loans, excluding for these purposes commercial loans secured by real estate included above. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, lines of credit, and revolving lines of credit such as credit cards. At December 31, 2005, the Bank held approximately $10 million in consumer loans, representing 5% of the Bank's total loans.

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

     The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits at December 31, 2005:

                                                             December 31, 2005

   Non-interest bearing demand.................................      12%
   Interest-bearing demand.....................................      43%
   Savings.....................................................       1%
   Time Deposits...............................................      24%
   Certificates of Deposit of $100,000 or more.................      20%

            Total..............................................   100.0%

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

     The Bank principally serves the residents of Dawsonville and Dawson County. Dawson County has grown approximately 23% since the 2000 census according to U.S. Census Bureau statistics, from about 16,000 persons in 2000 to an estimated 20,000 by December 2005. Dawsonville and Dawson County have a diverse commerce, including retail, manufacturing, service and farming sector economies. Dawsonville also serves as the county seat for Dawson County, Georgia, with a significant number of residents employed in government. Dawsonville, located approximately 15 miles north of Cumming, Georgia and 22 miles west of Gainesville, Georgia, is situated in the center of the development corridor extending north from Atlanta between Interstate 75 and Interstate 85. The Bank also serves the adjacent counties of Cherokee, Forsyth, Gilmer, Hall, Lumpkin and Pickens.

     As of December 31, 2005, the Bank has a correspondent relationship with The Bankers Bank of Atlanta, Georgia. The correspondent bank provides certain services to the Bank, such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participation and furnishing management investment advice on the Bank's securities portfolio.

     Chestatee Financial renders securities brokerage and investment advisory services, and offers insurance and annuity products. All services and solicitations are provided by an independent contractor through affiliates of Mass Mutual and the subsidiary engages no employees.

     Chestatee Residential Mortgage provides mortgage lending and mortgage origination services. The subsidiary has partnered with Guaranty First Mortgage, LLC and Shelter Mortgage Corporation, furnishing services and making solicitations through Guaranty Mortgage Services, LLC. All services are provided by independent contractors engaged by Guaranty Mortgage Services. Guaranty Mortgage Services obtains commitments from secondary mortgage purchasers, originates mortgage loans on terms corresponding to such commitments and generates fee income to supplement their interest income. No mortgage loans are held by the Bank or by Chestatee Residential Mortgage for resale nor are any loans held for mortgage servicing.

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

     As of December 31, 2005, four non-locally owned banks had offices in Dawson County. We are the only locally owned bank in Dawson County. Bank of America, N.A., a bank headquartered in Charlotte, North Carolina, operates a branch office in Dawson County. BB&T operates one office in Dawson County. United Community Bank maintains a main office and two branch offices in Dawson County. GB&T has acquired Mountain State Bank and maintains offices in Dawson County and Forsyth County. While there are no other financial institutions with offices in our region, numerous financial institutions within the Atlanta metropolitan area market their services to our residents. In addition to these banks, there are several finance companies, credit union offices, and other non-traditional providers of service that compete in the Bank's market. Many local businesses and individuals have deposits outside the primary service areas of the Bank with these financial institutions. Georgia law allows banks in Georgia to establish newly-formed branch banks in areas in which the Bank serves, which branches, if established, also would compete with the Bank.

Employees
---------

     Except for the officers of the Company, who are also officers of the Bank, the Company does not have any employees. As of December 31, 2005, the Bank had 64 full-time and 12 part-time employees. Chestatee Financial and Chestatee Residential Mortgage had no full-time or part-time employees, with all services rendered by independent contractors. In our opinion, the Company and the Bank each enjoy an excellent relationship with its employees. We are not a party to any collective bargaining agreement.

Selected Financial Information
------------------------------

     A history of the Company's financial position for the period ended December 31, 2005, is as follows (audited, dollar amounts in thousands, except for per share information):

Total Assets.........................................................$   254,839
Total Deposits.......................................................$   215,982
Total Shareholders Equity............................................$    25,266
Net Income...........................................................$     2,410
Number of Issued and Outstanding Shares..............................  3,446,281
Book Value Per Share.................................................$      7.33
Net Income Per Share.................................................$      0.70

A history of the Company's financial position for the year ended December 31, 2004, is as follows (audited, dollar amounts in thousands, except for per share information):

Total Assets.........................................................$   250,648
Total Deposits.......................................................$   200,394
Total Shareholders Equity............................................$    22,939
Net Income...........................................................$     1,648
Number of Issued and Outstanding Shares..............................  3,123,000
Book Value Per Share.................................................$      7.35
Net Income Per Share.................................................$      0.48

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

Supervision and Regulation
--------------------------

     The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions and provide for general regulatory oversight over virtually all aspects of operations. These laws and regulations generally are intended to protect depositors, not shareholders. This discussion is only a summary of various statutory and regulatory provisions, qualified by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on our business and prospects. We are unable to predict the nature or the extent of the effect on our business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

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

Under Federal Deposit Insurance Corporation Improvement Act of 1991 (or FDICIA), regulators must take prompt corrective action against depository institutions that do not meet minimum capital requirements. FDICIA and the related regulations establish five capital categories as shown in the following table:

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

     At December 31, 2005, the Company is considered to be adequately capitalized and the Bank is considered to be well-capitalized according to the total risk-based regulatory capital requirement. We believe the Bank will remain "well-capitalized" for the foreseeable future. However, rapid growth, poor loan portfolio performance or poor earnings performance, or a combination of these factors, could change our capital position in a short period of time, making an additional capital infusion necessary.

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

     The Riegle Community Development and Regulatory Improvement Act of 1994 (or RCDRIA) provides certain regulatory relief, requiring each federal agency to streamline and modify its regulations and policies, remove inconsistencies and eliminate outmoded and duplicative requirements. The RCDRIA directs the federal agencies to coordinate examinations among affiliate banks, coordinate examinations with other federal banking agencies, and work to coordinate with state banking agencies. The federal banking agencies also are directed to work jointly in developing a system for banks and savings associations to file reports and statements electronically and to adopt a single form for filing core information in reports and statements.

     The federal Interstate Banking Act permits, among other things, bank holding companies to acquire banks in any state. It also permits bank holding companies to establish new branches across state lines if the individual states into which a potential entrant proposes to branch specifically pass legislation to "opt-in." Georgia elected to allow merger transactions beginning June 1, 1997. The Interstate Banking Act authorizes interstate mergers involving the acquisition of a branch of a bank without the acquisition of the bank only as state law permits an out-of-state bank to acquire a branch without acquiring the bank. Georgia has not authorized these transactions. State minimum age laws for banks to be acquired will be preserved unless state law provides for a minimum age period of more than five years. After consummation of any interstate merger transaction, a resulting bank may establish or operate additional branches at any location where any bank involved in the transaction could have established or operated a branch under applicable federal or state law.

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

     The Community Reinvestment Act (or CRA) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC or any other appropriate federal agency, shall evaluate the record of each financial institution in meeting the credit needs of its local, including low and moderate income neighborhoods. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could pose additional requirements and limitations on the bank. We were examined for CRA compliance in August 2005 and received a CRA rating of "satisfactory."

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

     The Bank's office consists of its main building with four drive-up windows and an automated teller machine and an adjacent parking lot, situated on 1.1 acres of land. The Bank purchased 5,600 square feet of office space adjacent to the main building of the Bank for administrative offices. The $1.5 million purchase price for the administrative offices was paid to CSB Partners, LLP, an entity owned by all of our directors.

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

     Chestatee Financial and Chestatee Residential Mortgage operate infrequently out of the main offices of the Bank at 6639 Highway 53 East, Dawsonville, Georgia 30534. The independent contractors engaged by each render services independently from limited undesignated office space. Consequently, no lease exists and no rent is charged at present.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     Management is not aware of any other material pending legal proceedings to which the Company, the Bank, Chestatee Financial or Chestatee Residential Mortgage are a party or to which any of their property is subject, other than ordinary routine legal proceedings incidental to our business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     The Company did not submit any matter during the fourth quarter of the fiscal year ending December 31, 2005 to a vote of security holders.


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

     The Company is allowed to declare and pay dividends in authorized but unissued shares of our stock, provided there is transferred to capital stock an amount equal to the value of the shares distributed and provided further that after payment of the dividend we continue to maintain required levels of paid-in capital and appropriated retained earnings. In the year ended December 31, 2000, we effected a two-for-one share split of its common stock in the form of a common stock dividend to shareholders of record as of the close of business on October 31, 2000. As a result of the stock split, the number of shares of common stock issued and outstanding increased from 950,000 to 1,900,000 and the market value per share of the common stock, based upon the limited trading information available to management, dropped from $16.00 per share to approximately $8.00 per share. We paid a 10% stock dividend to our shareholders in September 2005. No stock dividend was paid in 2004.

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


        YEAR             NUMBER OF SHARES        HIGH SELLING      LOW SELLING
                             TRADED(1)              PRICE             PRICE
-------------------      ----------------        ------------      -----------
2005
    First Quarter              6,600                $10.00            $10.00
    Second Quarter            29,170                $10.00            $10.00
    Third Quarter             27,701                $10.00            $10.00
    Fourth Quarter            10,959                $11.00            $10.00
2004
    First Quarter                300                $10.00            $10.00
    Second Quarter            24,000                $10.50            $10.00
    Third Quarter             10,600                $10.00            $10.00
    Fourth Quarter             3,900                $10.00            $10.00

(1) According to information available to us, there are no trades between family members during the year ended December 31, 2005 to our knowledge. The data regarding the common stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the common stock.

As of March 1, 2006, the Company had 3,446,281 shares of its voting common stock held by approximately 1,200 shareholders of record.

     The Company is a legal entity separate and distinct from the Bank. The principal source of cash flow for the Company is dividends from the Bank, Chestatee Residential Mortgage and Chestatee Financial. There are various statutory and regulatory limitations on the payment of dividends by the Bank, as well as by the Company to its shareholders. The payment of dividends by the Company and the Bank may be affected or limited by regulatory requirements and policies, such as the maintenance of adequate capital. Presently, the Company does not pay dividends. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends depending on the institution's financial condition), such authority may require, after notice and hearing, that the bank cease and desist from such practice. The FDIC issued a policy statement that provides that insured banks generally should only pay dividends out of current operating earnings. The Federal Reserve has issued a policy statement to the same effect for bank holding companies. In addition, all insured depository institutions are subject to the capital-based limitations required by the FDICIA.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          ---------------------------------------------------------

     The following is a discussion of our financial condition and the financial condition of our bank subsidiary, Chestatee State Bank, our mortgage subsidiary, Chestatee Residential Mortgage and our financial services subsidiary, Chestatee Financial Services at December 31, 2005 and 2004 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

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

Critical Accounting Policies
----------------------------

     We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2005.

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

Overview

     In 2005, we reported net income of $2,410,000 as compared to $1,647,000 in 2004. The improvement in earnings reflects an improvement in the net interest margin. Growth in 2005 was moderate as competition in our markets increased. Our primary market area of Dawson and Forsyth County, Georgia continues to grow.

Financial Condition at December 31, 2005 and 2004

   The following is a summary of our balance sheets for the periods indicated:

                                                       December 31,
                                                   2005           2004
                                                   ----           ----
                                                 (Dollars in Thousands)

Cash and due from banks                         $   4,811      $   3,420
Interest-bearing deposits in banks                  3,944          6,350
Federal funds sold                                 10,088          4,091
Securities                                         27,514         31,470
Loans, net                                        196,554        193,823
Premises and equipment                              7,585          7,904
Other assets                                        4,343          3,590
                                                ---------      ---------

                                                $ 254,839      $ 250,648
                                                =========      =========

Total deposits                                  $ 215,982      $ 200,394
Other borrowings                                   12,250         26,200
Other liabilities                                   1,341          1,115
Stockholders' equity                               25,266         22,939
                                                ---------      ---------

                                                $ 254,839      $ 250,648
                                                =========      =========

     As of December 31, 2005, we had total assets of $255 million, an increase of 2% over December 31, 2004. Total interest-earning assets were $238 million at December 31, 2005 or 93% of total assets as compared to 94% of total assets at December 31, 2004. Our primary interest-earning assets at December 31, 2005 were loans, which made up 83% of total interest-earning assets as compared to 82% at December 31, 2004. Our ratio of loans to deposits and other borrowings was 87% at December 31, 2005 as compared to 86% at December 31, 2004. Deposit growth of $15 million, cash flows provided from maturing securities of $6 million, and sales of securities of $4 million were primarily used to reduce Federal Home Loan Bank advances by $14 million, purchase $7 million of securities and to fund loan growth of $3 million.

     Our securities portfolio, consisting of U.S. Agencies, mortgage-backed securities, municipal securities and restricted equity securities, amounted to $27.5 million at December 31, 2005. Net unrealized losses on securities available-for-sale were $584,000 at December 31, 2005 as compared to $270,000 at December 31, 2004. At December 31, 2005, the Company had no securities designated as held-to-maturity. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

     We have 74% of our loan portfolio collateralized by real estate located in our primary market area of Dawson County, Georgia and surrounding counties. Our real estate mortgage portfolio consists of loans collateralized by one to four-family residential properties (7%), multifamily residential properties (1%), construction loans to build one to four-family residential properties (35%), and nonresidential properties consisting primarily of small business commercial properties (31%). We generally require that loans collateralized by real estate not exceed 80% of the collateral value.

     The remaining 26% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

     The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to:

     o a general downturn in the economy which could affect unemployment rates in our market area,
     o    general real estate market deterioration,
     o    interest rate fluctuations,
     o deteriorated or non-existing collateral, title defects, inaccurate appraisals,
     o    financial deterioration of borrowers, fraud,
     o    any violation of banking protection laws

Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Although real estate values and employment trends in our market area did not significantly deteriorate in 2005, we cannot predict what the impact of a prolonged U.S. presence in Iraq or further terrorism on American soil would have on the local economy.

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

     At December 31, 2005, we had loan commitments outstanding of $43 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At December 31, 2005, we had arrangements with three commercial banks for additional short-term advances of $8,000,000.

     At December 31, 2005, our capital ratios were considered adequate based on regulatory minimum capital requirements. Stockholders' equity increased in 2005 by $2.3 million due to net income of $2.4 million, proceeds from the issuance of stock related to an exercise of options of $80,000 and a decrease in other comprehensive income related to our securities available-for-sale of $184,000. For regulatory purposes, the net unrealized gains and losses on securities available-for-sale are excluded in the computation of the capital ratios.

     In the future, the primary source of funds available to us will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. At December 31, 2005, $1,200,000 dividends could be paid by the Bank without regulatory approval.

     The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for Chestatee Bancshares, Inc. and the Bank as of December 31, 2005 are as follows:

                                            Actual
                                     ---------------------
                                                                 Regulatory
                                     Consolidated     Bank      Requirements
                                     ------------     ----      ------------


     Leverage capital ratio               9.88%       9.64%          5.00%
     Risk-based capital ratios:
     Core capital                        11.49       11.21           6.00
     Total capital                       12.75       12.47          10.00

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

Results of Operations For The Years Ended December 31, 2005 and 2004

         The following is a summary of our operations for the years indicated.

                                                    Years Ended December 31,
                                                    2005                 2004
                                                    ----                 ----
                                                     (Dollars in Thousands)

Interest income                                  $ 16,354             $ 12,829
Interest expense                                    5,809                3,970
                                                 --------             --------
Net interest income                                10,545                8,859
Provision for loan losses                             674                  610
Other income                                        1,090                1,111
Other expenses                                      7,307                6,857
                                                 --------             --------
Pretax income                                       3,654                2,503
Income taxes                                        1,244                  855
                                                 --------             --------
Net income                                       $  2,410             $  1,648
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

     The net yield on average interest-earning assets was 4.20% in 2005 as compared to 3.90% in 2004. Average loans increased by $18 million and average investments increased $6 million which were the primary changes in average interest-earning assets that increased overall by $24 million. Average interest-bearing liabilities increased by $18 million as average interest bearing demand deposits increased $3 million, average time deposits increased $21 million and average other borrowings decreased $6 million. The rate earned on average interest-earning assets increased to 6.52% in 2005 from 5.65% in 2004. The rate paid on average interest-bearing liabilities increased to 2.71% in 2005 as compared to 2.02% in 2004. The increase in our net yield was due primarily to a rising rate environment experienced during 2005. As rate increases slow, we expect to see our net yield stabilize.

Provision for Loan Losses
-------------------------

     The provision for loan losses was $674,000 in 2005 as compared to $610,000 in 2004. Management's evaluation of the adequacy of the allowance for loan losses is based on known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of underlying collateral, and an analysis of current economic conditions.

     Approximately $600,000 of the $4.1 million allowance for loan losses at December 31, 2005 is set aside as a specific reserve for a $1.4 million credit that is in the process of being restructured. The credit is participated among several banks. The restructuring will result in write-downs for all banks involved in the credit. It is estimated that Chestatee State Bank will take approximately $400,000 in write downs. Management does not anticipate additional provision expense in order to cover this write down. The loan balance of $1.4 million is included in the balance of nonaccrual loans (refer to section entitled Risk Elements).

     Management believes that, given this review and analysis, the $4,111,000 in the allowance for loan losses at December 31, 2005, or 2.05% of total net outstanding loans and the $3,620,000 in the allowance for loan losses at December 31, 2004, or 1.83% of total net loans outstanding, are adequate at their respective dates to absorb known risks in the portfolio based upon the Bank's historical experience. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Other Income
------------

     Other operating income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Other operating income was $1,090,000 in 2005 as compared to $1,111,000 in 2004. The net decrease is due primarily to a decrease in gain on sale of ORE of $63,000 and losses on sale of securities of $52,000, which were partially offset by increases in service charges on deposit accounts of $141,000.

Other Expense
-------------

     Other expenses were $7,307,000 in 2005 as compared to $6,857,000 in 2004, an increase of $450,000. Salaries and employee benefits increased by $387,000 due to annual salary increases and an increase in the number of full time equivalent employees to 69 at December 31, 2005 from 68 at December 31, 2005. The remainder of the increase in other expense is due primarily to an increase in stationary and supplies expense of $49,000, an increase in director fees of $44,000, an increase in audit fees of $28,000, and a decrease in occupancy and equipment expense of $48,000.

Income Tax
----------

     We have reported income tax expense in 2005 of $1,245,000 as compared to an income tax benefit in 2004 of $855,000. The rate of the tax expense as a percentage of our pretax income was 34% in 2005 and 2004.

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

     At December 31, 2005, our cumulative one year interest rate-sensitivity gap ratio was 101%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice in near unison with our interest-bearing liabilities.

     The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2005, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

                                                         After Three        After One
                                                            Months          Year but
                                          Within             but             Within            After
                                           Three            Within           Five              Five
                                          Months           One Year          Years             Years            Total
                                          ------           --------          -----             -----            -----
                                                                     (Dollars in Thousands)
Interest-earning assets:
     Interest-bearing
     deposits in banks                  $   3,944        $       -         $      -         $       -        $   3,944
     Federal funds sold                    10,088                -                -                 -           10,088
     Securities                                 -                -            2,338            25,176           27,514
     Loans                                146,596           15,595           34,633             4,002          200,826
                                        ---------        ---------         --------         ---------        ---------

                                          160,628           15,595           36,971            29,178          242,372
                                        ---------        ---------         --------         ---------        ---------
Interest-bearing liabilities:
     Interest-bearing demand
     deposits                              92,816                -                -                 -           92,816
     Savings                                3,835                -                -                 -            3,835
     Certificates of deposit               33,836           35,017           25,305                 -           94,158
     Other borrowings                       1,500            8,250            2,500                 -           12,250
                                        ---------        ---------         --------         ---------        ---------

                                          131,987           43,267           27,805                 -          203,059
                                        ---------        ---------         --------         ---------        ---------
Interest rate sensitivity
     gap                                $  28,641        $ (27,672)        $  9,166         $  29,178        $  39,313
                                        =========        =========         ========         =========        =========
Cumulative interest rate
     sensitivity gap                    $  28,641        $     969         $ 10,135         $  39,313
                                        =========        =========         ========         =========
Interest rate sensitivity
     gap ratio                               1.22             0.36             1.33                 -
                                             ====             ====             ====              ====
Cumulative interest rate
     sensitivity gap ratio                   1.22             1.01             1.05              1.19
                                             ====             ====             ====              ====

Stock-Based Compensation
------------------------

     The Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. All options granted under these plans have an exercise price equal to the market value of the underlying stock on the date of grant, therefore no compensation costs are generally recognized in connection with these options. The Company also has remaining options outstanding that were granted to certain executive officers under employment agreements. Options earned under these agreements were granted at prices based upon the year-end book value of the Company. Compensation costs were recognized for the difference between fair value and book value per share on these options.

     During 2005 the Company decided to accelerate the vesting on 45,837 options to avoid the income statement impact of adopting SFAS 123 in future years. In accordance with APB 25 the Company estimated that 11,230 (or 24.5%) of these options would have otherwise become unexercisable over the next three years. The Company estimates the incremental intrinsic value per share to be $1.91 at the measurement date; therefore the Company recognized $21,450 in compensation costs for the year ended December 31, 2005. No compensation costs were recognized in 2004.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                       Years Ended December 31,
                                                                   ------------------------------
                                                                       2005             2004
                                                                   -------------    -------------
Net income, as reported                                            $ 2,409,553      $ 1,647,558
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,  net
of related tax effects                                                (225,387)         (24,261)
                                                                   -------------    -------------
Pro forma net income                                               $ 2,184,166      $ 1,623,297
                                                                   =============    =============
Earnings per share:
     Basic - as reported                                           $       .70      $       .48
                                                                   =============    =============
     Basic - pro forma                                             $       .63      $       .47
                                                                   =============    =============
     Diluted - as reported                                         $       .69      $       .48
                                                                   =============    =============
     Diluted - pro forma                                           $       .62      $       .47
                                                                   =============    =============

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

                    DISTRIBUTION OF ASSETS, LIABILITIES, AND
                              STOCKHOLDERS' EQUITY:
                    INTEREST RATES AND INTEREST DIFFERENTIALS

Average Balances

     The condensed average balance sheet for the year indicated is presented below. (1)

                                                        Years Ended December 31,
                                                         2005             2004
                                                         ----             ----
                                                        (Dollars in Thousands)
     ASSETS

Cash and due from banks                               $   4,175       $   4,216
Interest-bearing deposits in banks                        5,901           3,427
Taxable Securities                                       29,281          33,167
Tax-free Securities                                       1,458           1,188
Securities valuation account                               (422)           (417)
Federal funds sold                                       17,043           9,580
Loans (2)                                               197,695         179,930
Allowance for loan losses                                (3,650)         (3,328)
Other assets                                             11,439          11,906
                                                      ---------       ---------
                                                      $ 262,920       $ 239,669
                                                      =========       =========

Total interest-earning assets                         $ 250,956       $ 226,875
                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand                            $  22,906       $  20,944
     Interest-bearing demand                             95,720          92,900
     Savings                                              3,900           3,017
     Time                                                95,596          74,656
                                                      ---------       ---------
              Total deposits                            218,122         191,517

     Other borrowings                                    19,413          25,843
     Other liabilities                                    1,283             815
                                                      ---------       ---------
              Total liabilities                         238,818         218,175
     Stockholders' equity                                24,102          21,494
                                                      ---------       ---------
                                                      $ 262,920       $ 239,669
                                                      =========       =========

     Total interest-bearing liabilities               $ 214,629       $ 196,416
                                                      =========       =========

(1) For each category, average balances were determined using the daily average balances during the year.

(2) Nonaccrual loans included in average balances for 2005 and 2004 were $1,009,000 and $846,000 respectively.

Interest Income and Interest Expense

     The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                                      Years Ended December 31,
                                                                      ------------------------
                                                               2005                          2004
                                                                      Average                        Average
                                                      Interest         Rate             Interest      Rate
                                                      --------         ----             --------      ----
                                                                     (Dollars in Thousands)

 INTEREST INCOME:
     Interest and fees on loans (1)                   $ 14,667          7.42%         $  11,617        6.46%
     Interest on deposits in banks                         178          3.01                 51        1.49
     Interest on taxable securities                        950          3.29              1,002        3.06
     Interest on tax-free securities                        57          3.90                 38        3.16
     Interest on federal funds sold                        502          2.95                121        1.27
                                                      --------                        ---------
     Total interest income                              16,354          6.52             12,829        5.65
                                                      --------                        ---------

 INTEREST EXPENSE:
     Interest on interest-bearing
          demand deposits                                2,186          2.28              1,366        1.47
     Interest on savings deposits                           13          0.34                  8        0.25
     Interest on time deposits                           3,138          3.28              1,999        2.68
     Interest on other borrowings                          472          2.43                597        2.31
                                                      --------                        ---------
     Total interest expense                              5,809          2.71              3,970        2.02
                                                      --------                        ---------

 NET INTEREST INCOME  $                                 10,545                         $  8,859

      Net interest spread                                               3.81%                          3.63%
                                                                        ====                           ====
      Net yield on average interest-earning assets                      4.20%                          3.90%
                                                                        ====                           ====

(1) Interest and fees on loans includes $1,025,000 and $1,122,000 of loan fee income for the years ended December 31, 2005 and 2004, respectively. There was no interest income recognized on nonaccrual loans during 2005 or 2004.

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

                                                    Year Ended December 31,
                                                       2005 vs. 2004
                                                       Changes Due To:

                                                  Rate      Volume        Net
                                                  ----      ------        ---
                                                     (Dollars in Thousands)
Increase (decrease) in:
  Income from interest-earning assets:
  Interest and fees on loans                    $ 1,835    $ 1,215      $ 3,050
  Interest on deposits in banks                      75         52          127
  Interest on taxable securities                     73       (125)         (52)
  Interest on tax-free securities                     9         10           19
  Interest on federal funds sold                    240        141          381
                                                -------    -------      -------
           Total interest income                  2,232      1,293        3,525
                                                -------    -------      -------

  Expense from interest-bearing liabilities:
  Interest on interest-bearing
           demand deposits                          777         43          820
  Interest on savings deposits                        3          3            6
  Interest on time deposits                         508        631        1,139
  Interest on other borrowings                       29       (155)        (126)
                                                -------    -------      -------
           Total interest expense                 1,317        522        1,839
                                                -------    -------      -------

           Net interest income                  $   915    $   771      $ 1,686


                              INVESTMENT PORTFOLIO

Types of Investments

     The carrying amounts of securities at the dates indicated, of which $27,514,000 are classified as available-for-sale, are summarized as follows:

                                                       December 31,
                                              2005                     2004
                                              ----                     ----
                                                   (Dollars in Thousands)

U.S. Government agencies                   $  7,616                 $  8,899
Mortgage-backed securities                   17,551                   19,662
Municipals                                    1,294                    1,277
Restricted equity securities                  1,053                    1,632
                                           --------                 --------
                                           $ 27,514                 $ 31,470
                                           ========                 ========

Maturities

     The amounts of debt securities in each category as of December 31, 2005 are shown in the following table according to contractual maturity classifications:

o   one year or less,
o   after one through five years,
o   after five through ten years and
o   after ten years.

Restricted equity securities are not included in the table because they have no contractual maturity.

                                                                       After one                   After five
                                         One year or less         through five years           through ten years
                                       Amount      Yield (1)      Amount      Yield (1)       Amount      Yield (1)

U.S. Government agencies              $   0         -%          $ 1,932        3.55%         $ 5,684         3.62%
Mortgage-backed securities                -         -               326        3.78            1,511         3.63
Municipals                                -         -                 -          -                 -            -
                                      -----       ---           -------        ----          -------         ----
  Total debt securities               $   -         -%          $ 2,258        3.58%         $ 7,195         3.62%
                                      =====                     =======                      =======

                                                                   After ten years                 Total
                                                                 Amount      Yield (1)       Amount      Yield (1)

U.S. Government agencies                                        $      -          - %      $   7,616         3.60%
Mortgage-backed securities                                        15,714       3.29           17,551         3.33
Municipals                                                         1,294       5.62            1,294         5.62
                                                                --------       ----        ---------         ----
  Total debt securities                                         $ 17,008       3.47%       $  26,461         3.52%
                                                                ========                   =========


(1) The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. Yields for tax-free municipal securities are shown as a tax equivalent yield.

                                 LOAN PORTFOLIO

Types of Loans

     The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                                          December 31,
                                                    2005               2004
                                                    ----               ----
                                                    (Dollars in Thousands)

     Commercial                                    $  41,492      $   38,633
     Real estate-construction                         69,204          56,529
     Real estate-mortgage                             80,399          90,336
     Consumer installment and other                    9,570          11,946
                                                   ---------      ----------
                                                     200,665         197,444
     Less allowance for loan losses                   (4,111)         (3,620)
                                                   ---------      ----------
                   Net loans                       $ 196,554      $  193,824
                                                   =========      ==========

Maturities and Sensitivities of Loans to Changes in Interest Rates

     Total loans as of December 31, 2005 are shown in the following table according to contractual maturity classifications:

    o   one year or less,
    o   after one through five years, and
    o   after five years.

                                                       (Dollars in Thousands)
Commercial
     One year or less                                    $       31,115
     After one through five years                                 8,772
     After five years                                             1,605
                                                         --------------
                                                                 41,492
                                                         --------------

Construction
     One year or less                                            68,941
     After one through five years                                     -
     After five years                                               263
                                                         --------------
                                                                 69,204
                                                         --------------

Other
     One year or less                                            57,012
     After one through five years                                28,229
     After five years                                             4,728
                                                         --------------
                                                                 89,969
                                                         --------------

                                                         $      200,665
                                                         ==============

     The following table summarizes loans at December 31, 2005 with the due dates after one year that have predetermined and floating or adjustable interest rates.

                                                        (Dollars in Thousands)

Predetermined interest rates                                  $    40,434
Floating or adjustable interest rates                              38,032
                                                              -----------
                                                              $    78,466
                                                              ===========

Risk Elements

     Information with respect to nonaccrual, past due, restructured and other problem loans at December 31, 2005 and 2004 is as follows:

                                                           December 31,
                                                     2005                 2004
                                                     ----                 ----
                                                      (Dollars in Thousands)

Nonaccrual loans                                   $ 2,456             $ 1,462
Loans contractually past due ninety
     days or more as to interest or
     principal payments and still accruing              49                 123
Restructured loans                                       0                   0
Potential problem loans                                  0                   0
Interest income that would have been recorded
     on nonaccrual and restructured loans under
     original terms                                     70                  30
Interest income that was recorded on
     nonaccrual and restructured loans                   0                   0

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

                                                       Years Ended December 31,
                                                       2005             2004
                                                       ----             ----
                                                       (Dollars in Thousands)

Average amount of loans outstanding                 $ 203,314       $ 179,930
                                                    =========       =========

Balance of allowance for loan losses
     at beginning of year                           $   3,620       $   3,163
                                                    =========       =========

Loans charged off
     Commercial and financial                              56              30
     Real estate- mortgage                                 38             148
     Installment                                          140             169
                                                    ---------       ---------
                                                          234             347
                                                    ---------       ---------
Loans recovered
     Commercial and financial                               -              23
     Real estate mortgage                                   2             142
     Installment                                           49              29
                                                    ---------       ---------
                                                           51             194
                                                    ---------       ---------

Net charge-offs                                           183             152
                                                    ---------       ---------

Additions to allowance charged to operating
     expense during year                                  674             610
                                                    ---------       ---------

Balance of allowance for loan losses
     at end of year                                 $   4,111       $   3,620
                                                    =========       =========

Ratio of net loans charged off during the
year to average loans outstanding                        0.09%           0.08%
                                                         ====            ====

Allowance for Loan Losses

     The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a loan classification program. Under the program, as each loan is made, we assign a loan grade. Each loan grade is assigned an allowance percentage determined based on our experience specifically and the historical experience of the banking industry generally. Loan classifications are then subject to periodic review by the responsible lending officers and by senior management based upon their judgment, our loan loss experience, current economic conditions that may affect the borrower's ability to repay, lender requirements, the underlying collateral value of the loans and other appropriate information. Management relies predominantly on this ongoing review of the loan portfolio to assess the risk characteristics of the portfolio in the aggregate and to determine adjustments, if any, to our allowance for loan losses. Based upon this ongoing review, we may identify loans that could be impaired. A loan is considered impaired when it is probable that we will be unable to collect all principal and interest due in accordance with the contractual terms of the loan agreement. When we identify a loan as impaired, the allowance for loan losses is increased if we determine that the amount of impairment is in excess of the allowance of the allowance determined under our loan classification program. We maintain an allowance for loan losses of no less than 1.25% of outstanding loans at all times.

     As of December 31, 2005 and 2004, we had made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                                              December 31, 2005                      December 31, 2004
                                             Percent of loans in                    Percent of loans in
                                                each category                          each category
                                   Amount      to total loans              Amount     to total loans
                                   -----------------------------------------------------------------
                                                        (Dollars in Thousands)

Commercial                        $ 1,644           21%                   $   760          19%
Real estate - construction            690           34                        724          29
Real estate - mortgage              1,489           40                      1,846          46
Consumer installment
     loans and other                  288            5                        290           6
                                  -------          ---                    -------         ---
                                  $ 4,111          100%                   $ 3,620         100%
                                  =======          ===                    =======         ===


                                    DEPOSITS

     Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits is presented below. (1)

                                                                    Years Ended December 31,
                                                        2005                                   2004
                                                Amount         Percent                 Amount          Percent
                                                --------------------------------------------------------------
                                                                     (Dollars in Thousands)

Noninterest-bearing demand deposits           $22,906               -%                  $20,944             -%
Interest-bearing demand deposits               95,720            2.28                    92,900          1.47
Savings deposits                                3,900            0.34                     3,017          0.25
Time deposits                                  95,596            3.28                    74,656          2.68
                                             --------                                  --------
                                             $218,122                                  $191,517
                                             ========                                  ========

(1) Average balances were determined using the daily average balances during the year.

     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2005 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months. (Dollars in Thousands)

     Three months or less                                      $ 17,702
     Over three months through six months                         3,992
     Over six through twelve months                              10,483
     Over twelve months                                          10,057
                                                               --------
              Total                                            $ 42,234
                                                               ========


                    RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

The following rate of return information for the year indicated is presented below.

                                                     Years Ended December 31,
                                                       2005          2004
                                                    --------------------------

     Return on assets (1)                            .92 %                .69 %
     Return on equity (2)                          10.00                 7.67
     Dividend payout ratio (3)                         -                    -
     Equity to assets ratio (4)                     9.17                 8.97

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

ITEM 7.   FINANCIAL STATEMENTS
          --------------------


                      CHESTATEE BANCSHARES, INC.
                           AND SUBSIDIARIES

                     CONSOLIDATED FINANCIAL REPORT

                           DECEMBER 31, 2005

                           CHESTATEE BANCSHARES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 2005




                                TABLE OF CONTENTS
                                -----------------


                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.....................F-1

FINANCIAL STATEMENTS

     Consolidated balance sheets............................................F-2
     Consolidated statements of income......................................F-3
     Consolidated statements of comprehensive income........................F-4
     Consolidated statements of stockholders' equity........................F-5
     Consolidated statements of cash flows..................................F-6
     Notes to consolidated financial statements............................ F-8

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


To the Board of Directors
Chestatee Bancshares, Inc.
Dawsonville, Georgia


     We have audited the accompanying consolidated balance sheets of Chestatee Bancshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chestatee Bancshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

                                             /s/ MAULDIN & JENKINS, LLC



Atlanta, Georgia
February 10, 2006

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2005 and 2004

          Assets                                                         2005             2004
          ------                                                   -------------     ------------

Cash and due from banks                                            $   4,811,307     $  3,419,928
Interest-bearing deposits in banks                                     3,944,005        6,350,302
Federal funds sold                                                    10,088,000        4,091,000
Securities available for sale                                         26,461,118       29,837,836
Restricted equity securities, at cost                                  1,052,500        1,631,800
Loans, net of unearned income                                        200,664,996      197,443,733
Less allowance for loan losses                                         4,111,154        3,620,445
                                                                   -------------    -------------
          Loans, net                                                 196,553,842      193,823,288
                                                                   -------------    -------------

Premises and equipment                                                 7,585,628        7,903,890
Other assets                                                           4,342,902        3,589,962
                                                                   -------------    -------------

          Total assets                                             $ 254,839,302    $ 250,648,006
                                                                   =============    =============


    Liabilities and Stockholders' Equity
    ------------------------------------

Deposits
    Noninterest-bearing                                            $  25,173,468    $  21,251,241
    Interest-bearing                                                 190,809,158      179,142,600
                                                                   -------------    -------------
          Total deposits                                             215,982,626      200,393,841
Other borrowings                                                      12,250,000       26,200,000
Other liabilities
                                                                       1,340,799        1,115,088
                                                                   -------------    -------------
          Total liabilities                                          229,573,425      227,708,929
                                                                   -------------    -------------

Commitments and contingencies

Stockholders' equity
    Common stock, no par value;
      20,000,000 shares authorized;
      3,446,281 and 3,123,000 shares
      issued and outstanding                                          24,757,151       21,554,341
    Retained earnings                                                    872,405        1,564,212
    Accumulated other comprehensive loss                                (363,679)        (179,476)
                                                                   -------------    -------------
          Total stockholders' equity                                  25,265,877       22,939,077
                                                                   -------------    -------------

          Total liabilities and stockholders' equity               $ 254,839,302      250,648,006
                                                                   =============      ===========

                See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     Years Ended December 31, 2005 and 2004

                                                                   2005            2004
                                                               -----------     -----------
Interest income
    Loans, including fees                                      $14,667,170     $11,617,123
    Taxable securities                                             950,549       1,002,114
    Nontaxable securities                                           56,811          37,516
    Federal funds sold                                             502,075         121,385
    Interest-bearing deposits in banks                             177,841          50,980
                                                               ------------    ------------
              Total interest income                             16,354,446      12,829,118
                                                               ------------    ------------

Interest expense
    Deposits                                                     5,337,995       3,373,423
    Other borrowings                                               471,663         597,147
                                                               ------------    ------------
              Total interest expense                             5,809,658       3,970,570
                                                               ------------    ------------

              Net interest income                               10,544,788       8,858,548
Provision for loan losses                                          673,682         609,993
                                                               ------------    ------------
              Net interest income after
                provision for loan losses                        9,871,106       8,248,555
                                                               ------------    ------------

Other income
      Service charges and fees                                     903,092         762,015
      Gains (loss) on sales of securities available for sales      (51,712)          2,684
      Other operating income                                       239,079         346,514
                                                               ------------    ------------
              Total other income                                 1,090,459       1,111,213
                                                               ------------    ------------

Other expenses
    Salaries and employee benefits                               3,984,070       3,596,956
    Occupancy and equipment expenses, net                          975,210       1,023,182
    Other operating expenses                                     2,348,122       2,236,587
                                                               ------------    ------------
              Total other expenses                               7,307,402       6,856,725
                                                               ------------    ------------

              Income before income tax
                  expense                                        3,654,163       2,503,043

Income tax expense                                               1,244,610         855,485
                                                               ------------    ------------

              Net income                                       $ 2,409,553     $ 1,647,558
                                                               ============    ============

Basic earnings per share                                       $      0.70     $      0.48
                                                               ============    ============

Diluted earnings per share                                     $      0.69     $      0.48
                                                               ============    ============

Cash dividends per share                                       $         -     $         -
                                                               ============    ============

                 See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     Years Ended December 31, 2005 and 2004

                                                                          2005            2004
                                                                      -----------     -----------

Net income                                                            $ 2,409,553     $ 1,647,558

Other comprehensive income (loss):
        Unrealized holding gains (losses) on securities
           available for sale arising during period, net of
           taxes (benefits) of $(148,752) and $61,063                   (217,299)         100,674

        Reclassifications adjustment for (gains) losses realized in net income, net of taxes (benefits) of $(18,616) and
           $1,020                                                          33,096         (1,664)
                                                                      ------------    ------------

Other comprehensive income (loss)                                       (184,203)          99,010
                                                                      ------------    ------------

Comprehensive income                                                  $ 2,225,350     $ 1,746,568
                                                                      ============    ============

                 See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2005 and 2004

                                          Common Stock                                Accumulated
                                 ------------------------------        Retained          Other           Total
                                                      Amount           Earnings      Comprehensive    Stockholders'
                                    Shares           Paid In           (Deficit)     Income (Loss)       Equity
                                 ------------    --------------     ------------     ------------     -------------

Balance, December 31, 2003          3,106,000     $  21,414,341     $    (83,346)     $  (278,486)    $  21,052,509
    Net income                              -                 -        1,647,558                -         1,647,558
    Stock options exercised            17,000           140,000                -                -           140,000
    Other comprehensive income              -                 -                -           99,010            99,010
                                 -------------    -------------    -------------     ------------    --------------
Balance, December 31, 2004          3,123,000        21,554,341        1,564,212         (179,476)       22,939,077
    Net income                              -                 -        2,409,553                -         2,409,553
    Stock dividend declared           312,281         3,122,810        3,122,810)               -                 -
    Stock options exercised            11,000            80,000                -                -            80,000
    Stock based compensation                -                 -           21,450                -            21,450
    Other comprehensive loss                -                 -                -         (184,203)         (184,203)
                                 -------------    -------------     ------------     ------------    --------------
Balance, December 31, 2005          3,446,281     $  24,757,151     $    872,405      $  (363,679)    $  25,265,877
                                 =============    =============     ============     ============    ==============

                 See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2005 and 2004

                                                                         2005           2004
                                                                    ------------    ------------
OPERATING ACTIVITIES
    Net income                                                      $  2,409,553    $  1,647,558
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                     533,308         540,084
        Deferred Income taxes                                           (292,252)       (166,842)
        Provision for loan losses                                        609,993         673,682
        Gain on other real estate owned                                  (63,462)           --
        Amortization and accretion                                       345,495         185,408
        (Gain) loss on sale of securities available for sale              (2,684)         51,712
        Increase in interest receivable                                 (134,090)        (52,627)
        Increase in interest payable                                      81,949         126,575
        Net other operating activities                                  (157,340)      1,827,081
                                                                    ------------    ------------

              Net cash provided by operating activities                3,484,795       4,678,306
                                                                    ------------    ------------

INVESTING ACTIVITIES
    Net increase (decrease) in interest-bearing deposits in banks      2,406,297      (4,456,699)
    Net (increase) decrease in federal funds sold                     (5,997,000)      1,847,000
    Purchases of securities available for sale                        (7,148,816)     (6,829,727)
    Proceeds from maturities of securities available for sale          6,023,719       7,171,752
    Proceeds from sales of securities available for sale               3,950,357       4,446,717
    Net (increase) decrease in restricted equity securities             (596,800)        579,300
    Net increase in loans                                             (3,404,236)    (29,756,435)
    Proceeds from sales of other real estate owned                       843,832            --
    Proceeds from sales of premises and equipment                         37,711            --
    Purchase of premises and equipment                                  (221,822)       (150,160)
                                                                    ------------    ------------

              Net cash used in investing activities                   (3,812,201)    (27,442,809)
                                                                    ------------    ------------

FINANCING ACTIVITIES
    Net increase in deposits                                          15,588,785      16,855,625
    Proceeds from other borrowings                                     5,500,000            --
    Payments on other borrowings                                     (13,950,000)           --
    Net increase due to exercise of options                              140,000          80,000
                                                                    ------------    ------------

              Net cash provided by financing activities                1,718,785      22,495,625
                                                                    ------------    ------------

Net increase (decrease) in cash and due from banks                     1,391,379        (268,878)

Cash and due from banks, beginning of period                           3,419,928       3,688,806
                                                                    ------------    ------------

Cash and due from banks, end of period                              $  4,811,307    $  3,419,928
                                                                    ============    ============

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (cont'd)
                     Years Ended December 31, 2005 and 2004

SUPPLEMENTAL DISCLOSURES
    Cash paid for:
          Interest                                                      $ 5,683,083      3,888,621
          Income taxes                                                  $ 1,559,452        651,000


NONCASH TRANSACTIONS
    Principal balances of loans transferred to other real estate owned  $        -         707,529
    Financed sales of other real estate owned                           $        -          70,029


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

         Cash, Due From Bank and Cash Flows

         For purposes of reporting cash flows, cash and due from banks include cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, interest-bearing deposits in banks, federal funds sold and deposits are reported net.

         The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $902,000 at December 31, 2005.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Securities (Continued)

         Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

         A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash fflows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.

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

         Premises and Equipment

         Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally by straight-line methods over the estimated useful lives of the assets. Other Real Estate Owned

         Other real estate owned represents properties acquired through or in lieu of loan foreclosure and are initially recorded at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed. There was no other real estate owned at December 31, 2005 or December 31, 2004.

         Income Taxes

         Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

         Stock-Based Compensation

         The Company has two stock-based employee compensation plans, which are described more fully in Note 8. The Company accounts for those plans under the recognition and measurement principles of APB Opinion N. 25, Accounting for Stock Issued to Employees, and related Interpretations. All options granted under these plans have an exercise price equal to the market value of the underlying stock on the date of grant, therefore no compensation costs are generally recognized in connection with these options. The company also has remaining options outstanding that were granted to certain executive officers under employee agreements. Options earned under these agreements were granted at prices based upon the year-end book value of the Company. Compensation costs were recognized for the difference between fair value and book value per share on these options. During 2005 the Company decided to accelerate the vesting on 45,837 options to avoid the income statement impact of adopting SFAS 123 in future years. In accordance with APB 25 the Company estimated that 11,230 or 24.5% of these options would have otherwise become unexercisable over the next three years. The Company estimates the incremental intrinsic value per share to be $1.91 at the measurement date; therefore the Company recognized $21,450 in compensation costs for the year ended December 31, 2005. No compensation costs were recognized in 2004. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Stock-Based Compensation (Continued)

                                                                     Years Ended December 31,
                                                                   ----------------------------
                                                                       2005            2004
                                                                   ------------    ------------

         Net income, as reported                                   $ 2,409,553     $ 1,647,558
         Deduct: Total stock-based employee compensation
            expense determined under fair value based
            method for all awards, net of related tax effects         (225,387)        (24,261)
                                                                   ------------    ------------
         Pro forma net income                                      $ 2,184,166     $ 1,623,297
                                                                   ============    ============
         Earnings per share:
           Basic - as reported                                     $       .70     $       .48
                                                                   ============    ============
           Basic - pro forma                                       $       .63     $       .47
                                                                   ============    ============
           Diluted - as reported                                   $       .69     $       .48
                                                                   ============    ============
           Diluted - pro forma                                     $       .62     $       .47
                                                                   ============    ============

         Earnings Per Share

         Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options. Basic earnings per share and diluted earnings per share for the year ended December 31, 2004, have been restated to reflect the 10% stock dividend declared in 2005.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SECURITIES

         The amortized cost and fair value of securities are summarized as follows:

                                                       Gross            Gross
                                        Amortized    Unrealized      Unrealized          Fair
                                          Cost          Gains           Losses           Value
                                      ------------   -------------   -------------    -----------

     Securities Available for Sale
        December 31, 2005:
        U.S. Treasury and U.S.
           Government agencies        $  7,789,019   $         -     $   (173,486)   $  7,615,533
        State, county and municipal
           Securities                    1,334,770             -          (40,657)      1,294,113
        Mortgage-backed securities      17,921,553             -         (370,081)     17,551,472
                                      ------------   ------------    ------------    ------------
                                      $ 27,045,342   $         -     $   (584,224)   $ 26,461,118
                                      ============   ============    ============    ============

        December 31, 2004:
        U.S. Treasury and U.S.
           Government agencies        $  8,954,593   $      1,985    $    (58,017)   $  8,898,561
        State, county and municipal
           securities                    1,269,661         24,977         (17,250)      1,277,388
        Mortgage-backed securities      19,883,467          3,227        (224,807)     19,661,887
                                      ------------   ------------    ------------    ------------
                                      $ 30,107,721   $     30,189    $   (300,074)   $ 29,837,836
                                      ============   ============    ============    ============

         Securities with a carrying value of $19,194,000 and $25,489,000 at December 31, 2005 and 2004 were pledged to secure public deposits and for other purposes required or permitted by law.

         The amortized cost and fair value of debt securities as of December 31, 2005 by contractual maturity are shown below.

                                                  Securities Available for Sale
                                               ---------------------------------
                                                 Amortized            Fair
                                                    Cost             Value
                                               --------------   ----------------

         Due in less than one year             $            -   $             -
         Due from one to five years                 1,997,138          1,931,941
         Due from five to ten years                 5,791,882          5,683,592
         Due after ten years                        1,334,769          1,294,113
                                               --------------   ----------------
                                               $    9,123,789   $      8,909,646
         Mortgage-backed securities                17,921,553         17,551,472
                                               --------------   ----------------
                                               $   27,045,342   $     26,461,118
                                               ==============   ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2005.

                                                Less Than Twelve Months             Over Twelve Months
                                            -------------------------------  ------------------------------
                                               Gross                              Gross
                                             Unrealized          Fair          Unrealized          Fair
                                               Losses            Value           Losses            Value
                                            -------------   ---------------  -------------   --------------
         December 31, 2005:

            U.S. Treasury and U.S.
               Government agencies          $   (12,813)    $      987,188   $  (160,673)    $    6,628,346
            State, county  and municipal        (12,516)           762,253       (28,141)           531,859
            securities
            Mortgage-backed securities          (77,667)         5,802,298      (292,414)        11,749,174
                                            -------------   ---------------  -------------   --------------
                                            $  (102,996)    $    7,551,739   $  (481,228)    $   18,909,379
                                            =============   ===============  =============   ==============

         Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The unrealized losses in the portfolio are believed to be temporary due to all securities meeting the criteria of acceptable investment grade and all being backed by government agencies or municipalities. In the event that these securities are held to maturity, no losses should be realized. Also at December 31, 2005, there were forty securities with unrealized losses. Three securities had depreciation of slightly more than 5% from the Company's amortized cost basis. The fair value of these three securities totaled $1,335,159.

NOTE 3. LOANS

         The composition of loans is summarized as follows:

                                                        December 31,
                                            -----------------------------------
                                                   2005              2004
                                            ----------------    ---------------

         Commercial and industrial          $    41,492,000     $   38,633,000
         Real estate - construction              69,204,000         56,529,000
         Real estate - mortgage                  80,399,000         90,336,000
         Consumer and other                       9,731,000         12,051,000
                                            ----------------    ---------------
                                                200,826,000        197,549,000
         Unearned income                           (161,004)          (105,267)
         Allowance for loan losses               (4,111,154)        (3,620,445)
                                            ----------------    ---------------
         Loans, net                         $   196,553,842     $  193,823,288
                                            ================    ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Changes in the allowance for loan losses are as follows:

                                                                  Years Ended December 31,
                                                            -------------------------------------
                                                                  2005                2004
                                                            -----------------    ----------------

          Balance, beginning of year                        $     3,620,445      $    3,162,548
             Provision for loan losses                              673,682             609,993
             Loans charged off                                     (234,512)           (346,285)
             Recoveries of loans previously charged off              51,539             194,189
                                                            -----------------    ----------------
          Balance, end of year                              $     4,111,154      $    3,620,445
                                                            =================    ================

         The total recorded investment in impaired loans was $2,455,832 and $1,462,312 at December 31, 2005 and 2004, respectively. There were no impaired loans that had related allowances for loan losses determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, at December 31, 2005 and 2004. The average recorded investment in impaired loans for 2005 and 2004 was $1,009,015 and $846,241, respectively. Interest income recognized for cash payments received on impaired loans was not material for the years ended December 31, 2005 and 2004.

         In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2005 are as follows:

         Balance, beginning                                  $    18,995,182
            Advances                                               9,279,170
            Repayments                                           (18,242,095)
                                                             -----------------
         Balance, ending                                     $    10,032,257
                                                             =================

NOTE 4.  PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows:

                                                   December 31,
                                        -----------------------------------
                                             2005               2004
                                        ---------------    ----------------

         Land and land improvements     $   1,405,872      $    1,405,872
         Buildings                          5,576,531           5,514,445
         Equipment                          3,102,148           2,944,381
                                        ---------------    ----------------
                                           10,084,551           9,864,698
         Accumulated depreciation          (2,498,923)         (1,960,808)
                                        ---------------    ----------------
                                        $   7,585,628      $    7,903,890
                                        ===============    ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  DEPOSITS

         The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2005 and 2004 was $42,233,944 and $48,936,893,
         respectively. The Company had brokered certificates of deposit at December 31, 2005 and 2004 of $2,000,000 and $11,500,000, respectively.
         The scheduled maturities of time deposits at December 31, 2005 are as follows:

         2006                                   $    68,827,854
         2007                                        17,904,469
         2008                                         3,280,076
         2009                                         2,870,588
         2010                                         1,274,463
                                                ----------------
                                                $    94,157,450
                                                ================

         At December 31, 2005 and 2004, overdraft demand deposits reclassified to loans totaled $29,424 and $32,634, respectively.

NOTE 6. OTHER BORROWINGS

        Other borrowings consist of the following:

                                                                                    December 31,
                                                                         --------------------------------
                                                                               2005             2004
                                                                         --------------    --------------
       Adjustable rate advance from Federal Home Loan Bank with
          interest payable quarterly (interest rate adjusts quarterly,
          1.58% at December 31, 2004), matures June 20, 2005.            $           -     $    1,250,000
       Fixed rate advance from Federal Home Loan Bank with interest
          payable monthly at 2.17%, matures January 18, 2005.                        -          4,600,000
       Fixed rate advance from Federal Home Loan Bank with interest
          payable monthly at 1.99%, matures June 20, 2006.                   1,250,000          1,250,000
       Fixed rate advance from Federal Home Loan Bank with interest
           payable monthly at 2.84%, matures June 20, 2008.                  1,250,000          1,250,000
       Fixed rate advance from Federal Home Loan Bank with interest
         payable monthly at 2.59%, matures September 26, 2006.               5,000,000          5,000,000
       Fixed rate advance from Federal Home Loan Bank with interest
          payable monthly at 2.50%, matures June 20, 2007                    1,250,000          1,250,000
       Fixed rate advance from Federal Home Loan Bank with interest
          payable monthly at 2.75%, matures October 3, 2006                  1,000,000          1,000,000
       Fixed rate advance from Federal Home Loan Bank with interest
          payable monthly at 2.38%, matures December 12,2005.                        -          5,100,000
       Fixed rate advance from Federal Home Loan Bank with interest
          payable monthly at 1.92%, matures July 28, 2005.                           -          1,500,000
       Fixed rate advance from Federal Home Loan Bank with interest
          payable monthly at 1.92%, matures July 29, 2005.                           -          1,500,000
       Fixed rate advance from Federal Home Loan Bank with interest
          payable monthly at 2.16% matures January 30, 2006.                 1,500,000          1,500,000
       Fixed rate advance from Federal Home Loan Bank with interest
          payable monthly at 2.68%, matures January 29, 2007.                1,000,000          1,000,000
                                                                         --------------    ---------------
               6                                                         $  12,250,000     $   26,200,000
                                                                         ==============    ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The advances from the Federal Home Loan Bank are secured by certain qualifying loans of approximately $4 million, approximately $12.5 million in mortgage-backed securities, and Federal Home Loan Bank stock of $1 million.

         Contractual maturities of other borrowings as of December 31, 2005 are as follows:

                   2006                                   $   8,750,000
                   2007                                       2,250,000
                   2008                                       1,250,000
                                                          --------------
                                                          $  12,250,000
                                                          ==============

NOTE 7. EMPLOYEE AND DIRECTOR BENEFIT PLANS

         Deferred Compensation Plans

         The Company has a deferred compensation plan providing for death and retirement benefits for its chief executive officer, chief financial officer and executive vice president. The estimated amounts to be paid under the compensation plan are being funded through the purchase of life insurance policies on the officers. The balance of the policy cash surrender values included in other assets at December 31, 2005 and 2004 is $1,458,091 and $1,111,946, respectively. Income recognized on the policies amounted to $46,145 and $45,961. The balance of deferred compensation included in other liabilities at December 31, 2005 and 2004 is $241,778 and $166,087, respectively. Expense recognized for deferred compensation was $75,691 and $70,173 for the years ended December 31, 2005 and 2004, respectively.

         401(K) Plan

         The Company has a 401(K) plan available to all eligible employees, subject to certain minimum age and service requirements. Contributions charged to expense were $61,227 and $47,190 for the years ended December 31, 2005 and 2004, respectively.

NOTE 8. STOCK-BASED COMPENSATION

         The Company has two stock option plans and has reserved a total of 400,000 options for grant to the Company's officers and directors. Options are granted at the fair value of the Company's common stock at the date of grant and expire ten years from the date of grant.

         The Company also has outstanding options related to previous employee agreements with certain of its executive officers whereby stock options are earned based upon the performance of the Company. Options earned under these agreements are priced at the Company's book value as of year-end and expire ten years from the date the options are earned.

         The number of stock options outstanding for 2004 along with the related exercise prices has been restated to reflect the 10% stock dividend declared in 2005.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Other pertinent information related to the options follows:

                                                     2005                         2004
                                          ---------------------------- ---------------------------
                                                          Weighted-                   Weighted-
                                                           Average                     Average
                                                          Exercise                     Exercise
                                             Shares          Price        Shares         Price
                                          ------------  -------------- ------------  -------------

    Under option, beginning of year           426,800   $   8.00         302,500      $    7.45
       Granted                                 13,000       9.22         148,500           9.09
       Exercised                              (11,000)      7.27         (18,700)          7.49
       Cancelled                                    -                     (5,500)          9.09
                                          -------------               ------------
    Under option, end of year                 428,800       8.05         426,800           8.00
                                          =============               ============

    Exercisable, end of year                  337,137       7.77         285,634           7.46
                                          =============               ============
    Weighted-average fair value of options
          granted during the year              $ 4.01                     $ 3.90

         Information pertaining to options outstanding at December 31, 2005 is as follows:

                                    Options Outstanding                     Options Exercisable
                        ---------------------------------------------  -------------------------------
                                          Weighted-
                                           Average       Weighted-                       Weighted-
                                          Remaining       Average                         Average
      Range of             Number        Contractual      Exercise         Number         Exercise
   Exercise Prices       Outstanding        Life           Price        Exercisable        Price
   -------------------  -------------- ---------------- -------------  --------------- ---------------

     $4.32 - $4.57             17,600       4.50 years    $ 4.45           17,600       $    4.32
     $7.27 - $10.00           411,200       7.32 years      8.21          319,537            7.27
                        --------------                                ------------
                              428,800       7.20 years      8.05          337,137            7.77
                        ==============                                ============

         The fair value of the options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

                                                                                 Years Ended December 31,
                                                                            --------------------------------
                                                                                 2005                2004
                                                                            ----------------    ------------

         Dividend yield (as a percent of the fair value of the stock)              0%                  0%
         Expected life                                                       10 years            10 years
         Expected volatility                                                   16.98%               0.01%
         Risk-free interest rate                                                4.35%               5.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  INCOME TAXES

         Income tax expense consists of the following:

                                                 Years Ended December 31,
                                             --------------------------------
                                                 2005              2004
                                             --------------   ---------------

          Current                            $  1,536,862          1,022,327
          Deferred                               (292,252)         (166,842)
                                             --------------    --------------
               Income tax expense            $  1,244,610           855,485
                                             ==============    ==============

         The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                     2005             2004
                                                 --------------   --------------

         Income taxes at federal statutory rate  $  1,242,415     $    851,034
         Tax-free income                              (66,827)         (48,047)
         Surtax exemption                               7,381            5,107
         State income tax                             149,263           81,401
         Other items                                  (87,622)         (34,010)
                                                 --------------   --------------
              Income tax expense                 $  1,244,610     $    855,485
                                                 ==============   ==============

         The components of deferred income taxes are as follows:

                                                          December 31,
                                                 -------------------------------
                                                     2005             2004
                                                 --------------  ---------------
         Deferred tax assets:
            Loan loss reserves                   $   1,279,170    $   1,066,668
            Deferred loan fees                          60,839           39,623
            Stock options                               12,740           12,740
            Deferred compensation                       91,237           62,674
            Nonaccrual loans                            27,032           11,219
            Other                                          372            4,824
            Securities available-for-sale              220,545           90,409
                                                 --------------   --------------
                                                     1,691,935        1,288,157
                                                 --------------   --------------
         Deferred tax liabilities:
            Depreciation                               324,466          343,076
                                                 --------------   --------------

                   Net deferred tax assets       $   1,367,469    $     945,081
                                                 ==============   ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. EARNINGS PER SHARE

         Presented below is a summary of the components used to calculate basic and diluted earnings per share. The per share amounts and the weighted average common shares outstanding for December 31, 2004 have been restated to reflect the 10% stock dividend declared in 2005.

                                                                  Years Ended December 31,
                                                               -------------------------------
                                                                   2005             2004
                                                               --------------   --------------
         Basic Earnings  Per Share:

            Weighted average common shares outstanding           3,438,222         3,421,254
                                                              ==============   ===============

            Net income                                        $  2,409,553     $   1,647,558
                                                              ==============   ===============

            Basic earnings  per share                         $        .70     $         .48
                                                              ==============   ===============

         Diluted Earnings Per Share:
            Weighted average common shares outstanding           3,438,222         3,421,254
            Net effect of the assumed exercise of stock
               options based on the treasury stock method
               using average market prices for the year             73,305            40,907
                                                              --------------   ---------------
            Total weighted average common shares and
               common stock equivalents outstanding              3,511,527         3,462,161
                                                              ==============   ===============

            Net income                                        $  2,409,553     $   1,647,558
                                                              ==============   ===============

            Diluted earnings  per share                       $        .69     $         .48
                                                              ==============   ===============


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

                                                          December 31,
                                                  -----------------------------
                                                       2005            2004
                                                  -------------   -------------

          Commitments to extend credit            $ 38,974,000    $ 28,231,000
          Financial standby letters of credit        1,225,000       1,411,000
          Credit card commitments                    4,230,000       3,837,000
                                                  -------------   -------------
                                                  $ 44,429,000    $ 33,479,000
                                                  =============   =============

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

         At December 31, 2005 and 2004, the carrying amount of liabilities related to the Company's obligation to perform under financial standby letters of credit was insignificant. The Company has not been required to perform on any financial standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2005 and 2004.

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

         The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $5.3 million.


NOTE 13. REGULATORY MATTERS

         The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2005, approximately $1,200,000 in dividends could be paid without prior regulatory approval.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2005 and 2004, the Company and the Bank met all capital adequacy requirements to which they are subject.

         As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category. Prompt corrective action provisions are not applicable to bank holding companies.

         The Company and the Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                   To Be Well
                                                                            For Capital        Capitalized Under
                                                                              Adequacy         Prompt Corrective
                                                        Actual                Purposes         Action Provisions
                                                 ----------------------  -------------------   -------------------
                                                  Amount       Ratio      Amount     Ratio      Amount     Ratio
                                                 ---------   ----------  ----------  -------   ----------  -------
                                                                      (Dollars in Thousands)
                                                 -----------------------------------------------------------------
         December 31, 2005:
         Total Capital to Risk Weighted Assets
            Consolidated                         $ 28,433       12.75%   $  17,840       8%    $    N/A      N/A
            Bank                                 $ 27,803       12.47%   $  17,840       8%    $ 22,300       10%
         Tier I Capital to Risk Weighted Assets
            Consolidated                         $ 25,629       11.49%   $   8,920       4%    $    N/A      N/A
            Bank                                 $ 24,999       11.21%   $   8,920       4%    $ 13,380        6%
         Tier I Capital to Average Assets
            Consolidated                         $ 25,629        9.88%   $  10,370       4%    $    N/A      N/A
            Bank                                 $ 24,999        9.64%   $  10,370       4%    $ 12,962        5%

         December 31, 2004:
         Total Capital to Risk Weighted Assets
            Consolidated                         $ 25,821       11.99%   $  17,225       8%    $    N/A      N/A
            Bank                                 $ 25,262       11.74%   $  17,219       8%    $ 21,524       10%
         Tier I Capital to Risk Weighted Assets
            Consolidated                         $ 23,118       10.74%   $   8,613       4%    $    N/A      N/A
            Bank                                 $ 22,559       10.48%   $   8,610       4%    $ 12,915        6%
         Tier I Capital to Average Assets
            Consolidated                         $ 23,118        9.30%   $   9,948       4%    $    N/A      N/A
            Bank                                 $ 22,559        9.07%   $   9,946       4%    $ 12,432        5%

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                                     December 31,
                                          --------------------------------------------------------------------
                                                        2005                               2004
                                          ---------------------------------   --------------------------------
                                             Carrying            Fair           Carrying            Fair
                                              Amount            Value            Amount            Value
                                          ---------------   ---------------   --------------   ---------------
         Financial assets:
           Cash, due from banks, interest-
              bearing deposits in banks,
              and funds sold              $   18,843,312    $   18,843,312    $  13,861,230    $   13,861,230
           Securities available-for-sale      26,461,119        26,461,119       29,837,836        29,837,836
           Restricted equity securities        1,052,500         1,052,500        1,631,800         1,631,800
           Loans                             200,664,996       198,742,124      197,443,733       196,317,000
           Accrued interest receivable         1,306,229         1,306,229        1,253,602         1,253,602

         Financial liabilities:
           Deposits                          215,982,626       214,626,000      200,393,841       199,995,000
           Other borrowings                   12,250,000        11,865,816       26,200,000        25,645,000
           Accrued interest payable              473,419           473,419          346,844           346,844

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             INDUSTRY SEGMENTS
                       ----------------------------------------------------------------------------------
 For the Year Ended     Commercial                                 All
  December 31, 2005      Banking      Mortgage      Financial     Other      Eliminations      Total
 --------------------  -------------  -----------   ----------- -----------  ------------  --------------
 Interest income       $ 16,354,446   $       -     $       -   $       -             -     $ 16,354,446
 Interest expense         5,809,658           -             -           -             -        5,809,658
 Net interest income     10,544,788           -             -           -             -       10,544,788
 Intersegment net
     interest income
     (expense)                    -           -             -           -             -                -
 Other revenue from
     external
 sources                  1,034,119      45,148        11,192           -             -        1,090,459
 Depreciation               540,084           -             -           -             -          540,084
 Provision for loan
     losses                 673,682           -             -           -             -          673,682
 Segment profit
 (loss)
     before taxes         3,689,512      44,726         10,931     (91,006)           -        3,654,163
 Segment assets         254,774,071     316,365         45,162     304,755     (601,051)     254,839,302
 Expenditures for
     premises and
     equipment              221,822           -              -           -            -          221,822

NOTE 16. SUPPLEMENTARY FINANCIAL DATA

         Components of other income and expenses in excess of 1% of total revenue are as follows:

                                                  Years Ended December 31,
                                                ----------------------------
                                                    2005           2004
                                                -------------  -------------
          Other expenses:
             Legal and professional             $ 256,848     $    171,339
             Stationery and supplies              219,064          170,730
             Data processing                      313,213          339,542


NOTE 17. STOCK DIVIDEND

         On July 19, 2005, the Board of Directors of the Company declared a 10% stock dividend payable to shareholders of record as of August 20, 2005. Accordingly, 312,281 shares were issued to shareholders and an amount equal to the fair value of the shares, ($10 per share as of August 20, 2005), was transferred from retained earnings to common stock. All per share amounts for 2004 have been restated to reflect the effects of this stock dividend.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. PARENT COMPANY FINANCIAL INFORMATION

         The following information presents the condensed balance sheet, statements of operations and cash flows of Chestatee Bancshares, Inc. as of and for the years ended December 31, 2005 and 2004:

                            CONDENSED BALANCE SHEETS

                                                                             2005                2004
                                                                        --------------     ---------------
           Assets

             Cash                                                       $     258,584      $      221,817
             Investment in subsidiaries                                    24,994,882          22,704,774
             Other assets                                                      46,171              46,246
                                                                        --------------     ---------------
                   Total assets                                         $  25,299,637      $   22,972,837
                                                                        ==============     ===============
           Liabilities
             Other liabilities                                          $      33,760      $       33,760
                                                                        --------------     ---------------
           Stockholders' equity                                            25,265,877          22,939,077
                                                                        --------------     ---------------
                   Total liabilities and stockholders' equity           $  25,299,637      $   22,972,837
                                                                        ==============     ===============

                              CONDENSED STATEMENTS OF OPERATIONS

                                                                              2005                2004
                                                                        ---------------    ----------------
          Expenses:
            Employee benefits                                           $      21,450      $            -
            Interest                                                                -                   -
            Other                                                              69,556              57,227
                                                                        ---------------    ----------------
                         Total expenses                                        91,006              57,227
                                                                        ---------------    ----------------

                         Loss before income tax benefits and equity
                           in undistributed income of subsidiaries            (91,006)            (57,227)

          Income tax benefits                                                 (26,247)            (21,595)
                                                                        ---------------    ----------------
                          Loss before equity in undistributed
                           income of subsidiaries                             (64,759)            (35,632)

          Equity in undistributed income
             of subsidiaries                                                 2,474,312           1,683,190
                                                                        ---------------    ----------------

                         Net income                                     $    2,409,553     $     1,647,558
                                                                        ===============    ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                            2005                2004
                                                                      ----------------    ---------------
        OPERATING ACTIVITIES
           Net income                                                 $    2,409,553     $    1,647,558
           Adjustments to reconcile net income to
              net used in operating activities:
              Undistributed income of subsidiaries                        (2,474,312)        (1,683,190)
              Net other operating activities                                  21,526             19,773
                                                                      ----------------   ----------------

                   Net cash used in operating activities                     (43,233)           (15,859)
                                                                      ----------------   ----------------

         FINANCING ACTIVITIES
           Exercise of stock options                                          80,000            140,000
                                                                      ----------------   ----------------

                   Net cash provided by financing activities                  80,000            140,000
                                                                      ----------------   ----------------

         Net increase in cash                                                 36,767            124,141

         Cash at beginning of year                                           221,817             97,676
                                                                      ----------------   ----------------

         Cash at end of year                                          $      258,584     $      221,817
                                                                      ================   ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     The Company and the Bank have had no changes in or disagreements with our independent auditors, Mauldin & Jenkins, LLC, during our two most recent fiscal years or any period since that time. Chestatee Financial and Chestatee Residential Mortgage have had no changes in or disagreements with its independent auditors, Mauldin & Jenkins, LLC, since their inception.


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


ITEM 8B. OTHER INFORMATION
         -----------------

     The Company has no information required to be disclosed in a report on Form 8-K that was not reported.


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

     Each director of the Company also serves as a director of the Bank, Chestatee Financial and Chestatee Residential Mortgage. Except as otherwise disclosed, there are no family relationships between any of our directors or executive officers, and no director is a member of the board of directors of a publicly held company required to file reports with the Securities and Exchange Commission. Our directors are elected by a majority of votes cast at the annual meeting of the shareholders and serve until the next annual meeting of shareholders and until a successor is duly elected and qualified.

Directors
---------

     R. Millard Bowen, born April 6, 1942, is the owner of Millard Bowen Communities. He is a principal of several real estate related business entities. He attended the University of Georgia and Reinhardt College. Mr. Bowen has served as a director of the Company and its subsidiaries since their inception.

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

     J. Philip Hester, Sr., born January 23, 1953, is the President and Chief Executive Officer of the Bank, Chestatee Financial and Chestatee Residential Mortgage in addition to serving as a member of the Board of Directors. He served as President, Chief Executive Officer, and Director of the Waycross Company & Trust from 1987 to 1990 and has been engaged in the Banking business in various capacities since 1975. He was President, Chief Executive Officer, and Director of the First Community Bank of Dawsonville until his resignation to participate in organization of the Company. He is a graduate of the University of Georgia and has completed courses at the

School of Banking of the South (Louisiana State University) and the University of Oklahoma Commercial Lending School. Mr. Hester has served as a director of the Company and its subsidiaries since their inception.

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

Executive Officers
------------------

     J. Philip Hester, Sr., in addition to his service as a director (see paragraph in preceding section regarding directors), has served as the President and Chief Executive Officer of the Company and its subsidiaries since their inception.

     James M. Curry, born November 2, 1952, serves as Executive Vice-President of the Bank. Mr. Curry previously was employed by SunTrust Bank, N.A. from 1985 until joining the Bank in December 2001. He attended the University of Georgia and has completed courses at the School of Banking of the South (Louisiana State University).

     Deborah F. McLeod, born July 23, 1959, serves as Executive Vice-President and Chief Financial Officer of the Company and its subsidiaries. Ms. McLeod previously was employed by Citizens Bank of Forsyth, from December 17, 2001 until joining the Company in June 2002. Prior to that time, Ms. McLeod was employed by BB&T following its acquisition of Century South Banks since August 1990. She is a graduate of North Georgia College and State University.

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company pursuant to Rule 16a-3(d) during the year ended December 31, 2005, no person, who at any time during the year was a director, executive officer or beneficial owner of more than 10% of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act except that Mark Byrd filed one Form 4 for a single transaction after its due date.

Code of Ethics
--------------

     The Board of Directors has adopted, effective December 31, 2005, the Code of Business Conduct and Ethics for the Company. The Code applies to the Chief Executive Officer and the Chief Financial Officer, each instructed to pursue the objectives of the Code:

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

Committees
----------

     The Board of Directors holds regularly scheduled meetings monthly and annual meetings are called from time to time as needed. Twelve meetings of the Company's Board of Directors were held during the last full fiscal year. All directors during the last full fiscal year attended at least 75% of the aggregate of the total number of meetings of the Board of Directors held during that time and meetings of the committees of which that director was a member. The Company has established a number of committees to assist it in the discharge of its duties, including an audit committee, nominating committee and a compensation committee.

     The Compensation Committee is composed of Messrs. Head, McRae and Wallace. That committee, which met two times in 2005, reviews and evaluates the compensation policy of the Company, including bonuses, option grants, and director compensation.

     The Audit Committee operates pursuant to the Charter approved by the Company's Board of Directors. The Audit Committee Charter sets out the responsibilities, authority and specific duties of the Audit Committee. The Charter specifies, among other things, the structure and membership requirements of the Audit Committee, as well as the relationship of the Audit Committee to the independent accountants, the internal audit department, and management of the Company. The Audit Committee generally approves the engagement of our principal accountant to render audit and non-audit services prior to the engagement of the accountant and the provision of those services. The Audit Committee is thereafter responsible for reviewing the financial statements and audit reports of the Company's independent auditors, in serving as liaison with those independent auditors on behalf of the Company, and discussing the audit function and results of the audit with the Board of Directors pursuant to its Charter. The Audit Committee consists of Messrs. G. Grogan, Head, Howard and McRae. The Audit Committee met five times in 2005.

     The Company does not have an audit committee financial expert. In the market in which the Company operates there are a limited number of persons that possess all of the attributes required under regulations to qualify as an audit committee financial expert. To date no person has acceded to the Company's proposal to join our Board of Directors to serve as the audit committee financial expert. The Company continuously seeks qualified persons to serve in this capacity. The Board of Directors has concluded that no member of the Audit Committee has a relationship which, in the opinion of the Board of Directors, would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director and each is an "independent director" within the meaning of Rule 4200(a)(15) of the Nasdaq Market Rules, as amended.

     The Company's Audit Committee has issued the following report with respect to the audited financial statements of the Company for the fiscal year ended December 31, 2005:

     o The Audit Committee has reviewed and discussed with the Company's management the Company's fiscal 2005 audited financial statements;
     o The Audit Committee has discussed with the Company's independent auditors, Mauldin & Jenkins, LLC, the matters required to be discussed by Statement on Auditing Standards No. 61;
     o The Audit Committee has received the written disclosures and letter from the independent auditors required by Independence Standards Board No. 1 (which relates to the auditors' independence from the Company and its related entities) and has discussed with the auditors their independence from the Company; and
     o Based on the review and discussions referred to in the three items above, the Audit Committee recommended to the Board of Directors that the fiscal 2005 audited financial statements be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

     The Nominating Committee is comprised of Messrs. McRae, Mills and Jim Grogan. Each member has been judged by the Board of Directors an "independent director" within the meaning of Rule 4200(a)(15) of the Nasdaq Market Rules, as amended. The committee met once in 2005. The Nominating Committee does not have a charter.

     The process whereby the Nominating Committee identifies candidates may include identification of individuals well-known in the community in which the Company operates and individuals recommended to the Nominating Committee by current directors or officers who know those individuals through business or other professional relationships, as well as recommendations of individuals to the Nominating Committee from shareholders and customers. Nominees meet personally with the members of the Nominating Committee and are interviewed to determine the individual's independence, skills and experience relative to the needs of the Company.

     The Nominating Committee has a policy for consideration of candidates for the Board of Directors as recommended by shareholders of the Company. Nominations made by shareholders must be in writing and delivered or mailed to the President of the Company not less than 14 days nor more than 50 days immediately preceding the date of the Annual Meeting (or if less than 21 days notice of an Annual Meeting is given to shareholders, not later than the close of business on the seventh day following the day on which the notice of meeting was mailed). Any nominations by shareholders must contain the: (a) name and residence address of the nominating shareholder; (b) name and address of each proposed nominee; (c) principal occupation of each proposed nominee; and (d) number of shares of common stock of the Company owned by each proposed nominee. Nominations not made in accordance with this procedure may be disregarded by the presiding officer of the Annual Meeting, in his discretion, and upon his instruction the inspector of election may disregard all votes cast for each such nominee.

     In its evaluation of prospective candidates for director, the Nominating Committee looks for individuals generally recognized as successful in business or community efforts, that enjoy a reputation for honesty and integrity, that have demonstrated commitment to the communities in which the Bank operates and that have demonstrated in meetings with the Nominating Committee his or her commitment to the best interests of the shareholders and employees of the Company and the Bank. There is no difference in the nominee evaluation process if the candidate is nominated by a shareholder or otherwise.

Compensation of Directors
-------------------------

     The Company and the Bank pay each director a $12,000 annual retainer fee. Members of the various committees are also paid $100 for each committee meeting attended (except for the chair of each committee that receives $150 for each meeting attended). The directors are also entitled to participate in the 2000 Non-Employee Stock Option Plan approved by our shareholders at our last annual meeting. Directors may also be reimbursed from time to time for expenses related to service as a member of the Board of Directors.

     The directors are also entitled to participate in the 2000 Non-Employee Stock Option Plan approved by our shareholders at our last annual meeting. The Non-Employee Plan was adopted by the Board of Directors of the Company at its meeting on October 17, 2000 and became effective when approved by the affirmative vote of a majority of the shares of the common stock represented at the Annual Meeting of Shareholders on April 17, 2001. The Non-Employee Plan terminates automatically 10 years after its adoption by the Board of Directors and may be terminated on any earlier date at the discretion of the Board of Directors. The Company has authorized and reserved for issuance upon the exercise of options pursuant to the Non-Employee Plan an aggregate of 220,000 shares of common stock. If any option is canceled, expires or terminates without the respective director exercising it in full, options with respect to those unpurchased shares of common stock may be granted to that same director or to another eligible individual or individuals under the terms of this Non-Employee Plan.

     Each director (other than Mr. Hester, an employee of the Company and its subsidiaries) was granted an option to acquire 16,500 shares of our common stock in the year ended December 31, 2000 and 1,100 shares of our common stock each in the years ended December 31, 2001, 2002, 2003, 2004 and 2005. The options granted in 2000 have an exercise price of $7.27 per share and can be exercised at any time prior to October 17, 2010. The options granted in 2001, 2002, 2003, 2004 and 2005 have an exercise price of $9.09 per share and can be exercised at any time prior to January 1, 2011, 2012, 2013, 2014 and 2015, respectively. Millard Bowen is the only director that has exercised any portion of his option. The Non-Employee Plan states that each director will be granted as of the first business day of each calendar year after December 31, 2002 an option to purchase an additional 1,100 shares of our common stock at an exercise price of no less than the average market price of the common stock on the date of the grant and exercisable within 10 years from the date of the grant. The options granted in 2005 exhausted the 220,000 shares of common stock authorized and reserved for issuance under the Non-Employee Plan.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

     The following table sets forth the cash and cash equivalent forms of compensation received by the chief executive officer of the Company and its named executive officers in the fiscal year ended December 31, 2005, and all cash and cash equivalent forms of compensation received by the chief executive officer and all named executive officers of the Company as a group.

                                                     SUMMARY COMPENSATION TABLE
                                                                           LONG-TERM COMPENSATION
                                                                          AWARDS            PAYOUTS
  (a)                 (b)         (c)          (d)         (e)              (f)          (g)        (h)         (i)
NAME AND                                               OTHER ANNUAL      RESTRICTED    OPTION      LTIP       OTHER (4)
PRINCIPAL POSITION    YEAR      SALARY       BONUS     COMPENSATION(4)  STOCK AWARDS     SARs     PAYOUTS   COMPENSATION
J. Philip Hester, Sr. 2005     $ 180,895    $ 7,258         -               -                -       -      $ 144,285(1)
CEO, President,       2004     $ 172,000    $ 6,913         -               -           50,000       -      $ 112,778(2)
Director              2003     $ 163,451    $ 6,585         -               -                -       -      $  79,826(3)

James M. Curry        2005     $ 121,163    $ 4,823         -               -                -       -      $  89,027(1)
Executive VP          2004     $ 113,750    $ 4,594         -               -           30,000       -      $  65,854(2)
                      2003     $ 108,000    $ 4,375         -               -                -       -      $   4,629(3)

Deborah F. McLeod     2005     $ 121,163    $ 4,823         -               -                -       -      $  73,036(1)
CFO, Executive VP     2004     $ 113,750    $ 4,594         -               -           30,000       -      $  60,374(2)
                      2003     $ 108,000    $ 4,375         -               -                -       -      $       0

__________________________________________________

Employment Agreements and Change in Control Agreements

(1) The Company has accrued a deferred compensation expense under the defined contribution plan totaling $50,897, contributed $4,934 to its 401(k) plan for eligible employees for Mr. Hester and accrued a bonus totaling $88,454 during the fiscal year ended December 31, 2005. The Company accrued deferred compensation expense under a defined contribution plan totaling $20,474, contributed $3,472 to its 401(k) plan and accrued a bonus of $65,081 for Mr. Curry. The Company accrued a bonus of $65,081, contributed $3,635 to its 401(k) plan and accrued a deferred compensation expense under the defined contribution plan totaling $4,320 for Ms. McLeod.

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

((3)) The Company has accrued a deferred compensation expense under the defined contribution plan totaling $75,085 and contributed $4,741 to its 401(k) plan for eligible employees for Mr. Hester during the fiscal year ended December 31, 2003. The Company accrued a deferred compensation under a defined contribution plan totaling $4,629 for Mr. Curry.

(4) Perquisites' totaling less than $10,000 for any of the executive officers has been omitted.

     J. Philip Hester, Sr., President and Chief Executive Officer, as well as a director, of the Company, the Bank, Chestatee Financial and Chestatee Residential Mortgage, entered into an Amended and Restated Employment Agreement with the Bank effective September 17, 2001 for a term ending December 31, 2004, with automatic renewals of one year each absent termination for death, disability, cause, termination without cause or voluntary resignation through December 31, 2009. Mr. Hester's base salary from the effective date is $143,325, increasing 5% annually beginning January 1, 2002. In addition to the base salary, Mr. Hester will receive a performance bonus based upon a criteria established by the Compensation Committee of the Board of Directors during the last calendar quarter of each fiscal year for the subsequent year. The Board of Directors approved retirement benefits for Mr. Hester funded through the purchase of life insurance policies on his life. The balance of the policy cash surrender values included in other assets at December 31, 2005 is $713,274 and the income recognized on the policies amounted to $27,758 for the year ended December 31, 2005. The deferred compensation liability was $193,327 and expense recognized was $50,897 at and for the year ended December 31, 2005. Mr. Hester is also entitled to certain additional benefits, including an automobile allowance, a $1 million term life insurance policy, annual paid vacation, healthcare insurance and disability insurance

     As a condition of employment, Mr. Hester was required to purchase at least 10,000 shares of the Bank's common stock. The shares were converted to shares of the Company by virtue of the merger of the Company and the Bank on March 31, 2000. In 2004, Mr. Hester was granted an option to purchase 55,000 shares of our common stock. The exercise price of the options is $9.09 per share, the fair market value per share of our common stock at the time the options were granted, payable in cash. The option expires ten years after the date granted. In addition, Mr. Hester was previously granted an option to purchase 46,200 shares of our common stock. The exercise price of the options is $7.27 per share, the fair market value per share of our common stock at the time the options were granted, payable in cash. The option expires ten years after the date granted. As of December 31, 2005, Mr. Hester had already earned options to acquire up to 17,600 shares of the common stock under his original employment agreement after giving effect to the two-for-one stock split in October 2000 and 10% stock dividend issued September 2005. At December 31, 2005, Mr. Hester had earned options to acquire 74,801 shares of common stock.

     Mr. Curry entered into an employment agreement with the Bank effective December 31, 2001. The initial term of the agreement runs through December 31, 2004, with automatic renewals of one year each absent termination for death, disability, cause, termination without cause or voluntary resignation through December 31, 2009. Mr. Curry was initially paid a base salary at inception of $100,000 annually, that salary to be increased annually by five percent commencing January 1, 2003. In addition, Mr. Curry is entitled to receive a performance bonus each year based upon a criteria established by the Compensation Committee of the Board of Directors during the last calendar quarter of each fiscal year for the subsequent year. The Board of Directors approved retirement benefits for Mr. Curry funded through the purchase of life insurance policies on his life. The balance of the policy cash surrender values included in other assets at December 31, 2005 is $442,481 and the income recognized on the policies amounted to

     $39,223 for the year ended December 31, 2005. The deferred compensation liability was $44,131 and expense recognized was $20,474 at and for the year ended December 31, 2005. In addition to his salary and customary benefits, Mr. Curry was granted an option to acquire up to 33,000 shares of the Company's common stock, vesting one fifth annually beginning August 17, 2006. Mr. Curry had previously been granted 16,500 shares of the Company's common stock, which were fully vested at December 31, 2005. The exercise price of the options is $9.09 per share, the fair market value per share of our common stock at the time the options were granted, payable in cash. The option expires ten years after the date granted. At December 31, 2005, Mr. Curry had earned options to acquire 27,501 shares of common stock. Mr. Curry is also entitled to certain additional benefits, including an automobile allowance, a $500,000 million term life insurance policy, annual paid vacation, healthcare insurance and disability insurance

     Ms. McLeod entered into an employment agreement with the Bank effective July 1, 2002. The initial term of the agreement runs through December 31, 2004, with automatic renewals of one year each absent termination for death, disability, cause, termination without cause or voluntary resignation through December 31, 2009. Ms. McLeod is paid a base salary at inception of $100,000 annually, that salary to be increased annually by five percent commencing January 1, 2003. The Board of Directors approved retirement benefits for Ms. McLeod funded through the purchase of life insurance policies on her life. The balance of the policy cash surrender values included in other assets at December 31, 2005 is $302,336 and the income recognized on the policies amounted to $2,336 for the year ended December 31, 2005. The deferred compensation liability was $4,320 and expense recognized was $4,320 at and for the year ended December 31, 2005. In addition, Ms. McLeod is entitled to receive a performance bonus each year based upon a criteria established by the Compensation Committee of the Board of Directors during the last calendar quarter of each fiscal year for the subsequent year. In addition to her salary and customary benefits, Ms. McLeod was granted an option to acquire up to 33,000 shares of the Company's common stock, vesting one fifth annually beginning August 17, 2006. Ms. McLeod had previously been granted 11,000 shares of the Company's common stock, vesting one third annually beginning July 1, 2003. The exercise price of the options is $9.09 per share, the fair market value per share of our common stock at the time the options were granted, payable in cash. The option expires ten years after the date granted. At December 31, 2005, Ms. McLeod had earned options to acquire 18,335 shares of common stock. Ms. McLeod is also entitled to certain additional benefits, including an automobile allowance, a $500,000 million term life insurance policy, annual paid vacation, healthcare insurance and disability insurance

     The Amended and Restated Employment Agreements for Ms. McLeod and Messrs. Hester and Curry contain a provision for a change in control of the Company or the Bank. In such event, they will be entitled to receive their base salary for the remainder of the term but not less than 18 months. There is a change in control for purposes of the agreement if either any person or group acting in concert acquires 50% or more of the outstanding shares of our common stock or we sell substantially all of our assets.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     The following table sets forth information with respect to the beneficial ownership, as of March 1, 2006, of shares of common stock by:

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

Name and Address                    Amount and Nature of        Percent of Class
of Beneficial Owner                 Beneficial Ownership
-------------------                 --------------------        ----------------

R. Millard Bowen                         167,365(1)                  4.5%
5072 Bristol Industrial Way
Buford, Georgia  30518

Marcus C. Byrd, Jr.                      155,531(2)                  4.1%
1661 Highway 9 South
Dawsonville, Georgia  30534

James M. Curry                           27,501(3)                   0.7%
312 Point Olympus Drive
Gainesville, Georgia  30506

Glennon C. Grogan                        88,196(4)                   2.3%
1980 Hughes Drive
Cumming, Georgia  30040
____________________________

(1) Includes 9,900 shares available upon exercise of his options but excludes 22,000 shares owned by Mr. Bowen's spouse for which he disclaims beneficial ownership

(2) Includes 20,900 shares available upon exercise of his options and 22,000 shares held in trust by Mr. Byrd in his individual retirement account and 7,801 shares held by an affiliate, Byrd Howard Properties. The figure excludes 2,200 shares owned by Mr. Byrd's spouse for which he disclaims beneficial ownership, but includes 4,510 shares held as custodian for his daughter.

(3) Mr. Curry's shares are available upon exercise of his options.

(4) Includes 20,900 shares available upon exercise of his options.

Name and Address                    Amount and Nature of        Percent of Class
of Beneficial Owner                 Beneficial Ownership
-------------------                 --------------------        ----------------

James H. Grogan                         95,926(5)                    2.6%
4210 Gravitt Road
Cumming, Georgia  30040

Andrew M. ("Jack") Head                 154,710(6)                   4.1%
2928 Ridgewood Road
Atlanta, Georgia  30327



J. Philip Hester, Sr.                   114,253(7)                   3.0%
32 Lakeshore Circle
Dawsonville, Georgia  30534

B. Todd Howard                          90,631(8)                    2.4%
3315 Dahlonega Highway
Cumming, Georgia  30040

David E. Johnson                        197,280(9)                   5.3%
260 Gold Leaf Terrace
Dawsonville, Georgia  30534

W. Alan McRae                           113,240(10)                  3.0%
499 Johnson Ferry Road
Atlanta, Georgia  30328

Deborah F. McLeod                       23,002(11)                   0.6%
33 Sheep Wallow Road
Dahlonega, Georgia  30533
___________________________

(5) Includes 20,900 shares available upon exercise of his options and 3,000 shares owned jointly by Mr. Grogan and his spouse.

(6) Includes 20,900 shares available upon exercise of his options, 22,000 shares held in the John F. Head, Jr. Family Partnership, LLP and 220 shares owned by his son but excludes 2,200 shares owned by Mr. Head's spouse and 220 shares owned each by his two adult daughters, for which Mr. Head disclaims beneficial ownership.

(7) Includes 74,801 shares available upon exercise of his options as well as 33,770 shares held in an individual retirement account for his benefit and 2,269 shares held jointly with Mr. Hester's spouse.

(8) Includes 20,900 shares available upon exercise of his options as well as 55,000 shares held jointly with his ex-spouse, 6,930 shares held as custodian for the benefit of his minor children and 7,092 shares held by an affiliate, Byrd Howard Properties.

(9) Includes 20,900 shares available upon exercise of his options as well as 97,790 shares held in an individual retirement account.

(10) Includes 20,900 shares available upon exercise of his options as well as 13,750 shares held in the McRae and Stolz Money Purchase Pension Plan.

(11) Includes 18,335 shares available upon exercise of her options.

Name and Address                    Amount and Nature of        Percent of Class
of Beneficial Owner                 Beneficial Ownership
-------------------                 --------------------        ----------------

Kim M. Mills                              47,790(12)                 1.3%
57 Brights Way
Dawsonville, Georgia  30534

Russell M. Wallace                       184,715(13)                 4.9%
77 Old River Road
Dahlonega, Georgia  30533

All executives officers and directors  1,459,329                    42.4%
as a group (13 persons)
__________________________

(12) Includes 20,900 shares available upon exercise of his options, 1,155 shares held jointly with a family member, and 1,100 shares owned by his spouse.

(13)Includes 20,900 shares available upon exercise of his options.

     To the knowledge of the Company, no other persons own more than 5% of the common stock. Each of the persons listed in the above table has the right to acquire beneficial ownership of shares of the Company as provided by footnote within sixty days of December 31, 2005, such shares included in his beneficial ownership pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934 (the "1934 Act").

     Each of the directors have been nominated and will stand for election at the annual meeting of shareholders to be held May 9, 2006. The directors so elected will serve for a one year period until the next annual meeting of the shareholders on May 8, 2007 and until any successor is duly elected and qualified. The Company has no reason to believe any director so nominated will be unable or unwilling to serve. If a nominee should be unable to accept election as a director, which is not expected, the proxies may be voted with the discretionary authority of each person serving as a proxy. The election of a director requires the affirmative vote of a plurality of the votes cast by the shares of the common stock entitled to vote at the Annual Meeting.


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

     As of December 31, 2005, we had outstanding loans to certain of our directors, executive officers and relatives of such persons and their associates, which aggregated approximately $10,032,257. This represented approximately 40% of our $25,265,877 equity capital accounts. We have not transacted within the previous two years, nor do we expect to transact in the immediate future, any business with any director, principal officer, or principal shareholder which exceeds 10% of our equity capital accounts or $5 million, whichever is less.
___________________________

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

Description of Exhibits

  3.1      Articles of Incorporation of Chestatee Bancshares, Inc. (1)
  3.2      Bylaws of Chestatee Bancshares, Inc. (1)
 10.2 Data Processing Contract between Chestatee State Bank and its successors, dated January 20, 1998 (2)
 10.3 International Services Agreement between Chestatee State Bank and The Bankers Bank, dated April 27, 1998 (2)
 10.4 Amended and Restated Employment Agreement dated September 17, 2001 between J. Philip Hester, Sr. and Chestatee Bancshares and Chestatee State Bank (2)
 10.5 Lease Agreement between BDR Properties, LLC and Chestatee State Bank, dated November 1, 2000 (1)
 10.6      2000 Non-Employee Stock Option Plan (2)
 10.7      2000 Employee Stock Option Plan (2)
 10.8      Form of Non-Employee Stock Option Agreement (2)
 10.9 Employee Stock Option Agreement between J. Philip Hester, Sr. and Chestatee Bancshares and Chestatee State Bank(2)
 10.10 Broker's Payee Contract between MML Insurance Agency, Inc. and Chestatee Financial, Inc. (4)
 10.11 Securities Brokerage Agreement between Chestatee Financial, Inc. and Agreement with MML Investors Services, Inc. (4)
 10.12 Career Agency System Banking Contract between Chestatee Bancshares, Inc., Stephen Squires, and the Massachusetts Mutual Life Insurance Company (4)
 10.13 Subscription Agreement between Chestatee Residential Mortgage, Inc. and Guaranty Mortgage Services, LLC, Guaranty First Mortgage, LLC and Shelter Mortgage Corporation (4)
 10.14 Operating Agreement between Chestatee Residential Mortgage, Inc. and Guaranty Mortgage Services, LLC, Guaranty First Mortgage, LLC and Shelter Mortgage Corporation (4)
 10.15     Lease between Chestatee State Bank and Norman Adams dated July 12,
           2001 (4)
 10.16 Lease Agreement between Chestatee State Bank and CSB Partners, LLP dated January 1, 2001 (4)


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


Reports On Form 8-K
-------------------

     There was no Form 8-K filing during the last quarter of the year ended December 31, 2005.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
          -------------------------------------

Audit Fees
----------

     Aggregate fees billed for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2005 and 2004 and the reviews of our quarterly financial statements included with our quarterly reports on Forms 10-QSB during this two year period are $52,200 and $50,500, respectively.

Audit-Related Fees
------------------

     Aggregate fees billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements for the years ended December 31, 2005 and 2004 are $6,064 and $9,224, respectively. There were no other audit related services rendered.

Tax Fees
--------

     Aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning for the years ended December 31, 2005 and 2004 are $7,158 and $7,132, respectively. The nature of those services were tax preparation fees.

(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed March 29, 2004.

All Other Fees
--------------

     The aggregate fees billed for professional services rendered for all other products and services for the years ended December 31, 2005 and 2004 are $0 and $0, respectively. There were no other services rendered.

Pre-Approval Engagement
-----------------------

     Before our principal accountant is engaged to render audit and non-audit services to the Company, the engagement is generally approved by our audit committee. During the year ended December 31, 2005, the audit committee approved approximately 100% of audit services. There were no financial systems design and implementation services or non-audit services.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CHESTATEE BANCSHARES, INC.


                            BY: /s/ J. Philip Hester, Sr.
                                -----------------------------
                                J. Philip Hester, Sr., Chief Executive Officer, President and Director

DATE: March 29, 2006


                            BY: /s/Deborah F. McLeod
                                ------------------------
                                Deborah F. McLeod, Chief Financial Officer
                                and Executive Vice President

DATE: March 29, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ J. Philip Hester, Sr.                     /s/ Andrew M. Head
-------------------------                     ------------------
J. Philip Hester, Sr.                         Andrew M. Head
Chief Executive Officer, President and        Director
Director (principal executive officer)        March 29, 2006
March 29, 2006

/s/ Ralph Millard Bowen                       /s/ Bruce T. Howard
-----------------------                       -------------------
Ralph Millard Bowen                           Bruce T. Howard
Director                                      Director
March 29, 2006                                March 29, 2006

/s/ Marcus C. Byrd, Jr.                       /s/ David E. Johnson
-----------------------                       --------------------
Marcus C. Byrd, Jr.                           David E. Johnson
Director                                      Chairman of the Board of Directors
March 29, 2006                                March 29, 2006

/s/ Glennon C. Grogan                         /s/ William A. McRae
---------------------                         --------------------
Glennon C. Grogan                             William A. McRae
Director                                      Director
March 29, 2006                                March 29, 2006

/s/ James H. Grogan                           /s/ Kim M. Mills
-------------------                           ----------------
James H. Grogan                               Kim M. Mills
Secretary and Director                        Director

/s/ Deborah F. McLeod                         /s/ Russell M. Wallace
---------------------                         ----------------------
Deborah F. McLeod                             Russell M. Wallace
Chief Financial Officer (principal            Director
accounting officer) and Executive Vice        March 29, 2006
President