Form 10QSB
period 2006-03-31
CHESTATEE BANCSHARES INC
filed 2006-05-15
CIK 1111196

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended     March 31, 2006
                                                 -----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                 to
                                         ----------------  ---------------

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

                6639 Highway 53 East, Dawsonville, Georgia 30534
    ------------------------------------------------------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 5, 2006: 3,446,281; no par value.

Transitional Small Business Disclosure Format  Yes        No X
                                                  ---       ---

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                          Page
                                                                          ----

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

         Consolidated Balance Sheet - March 31, 2006........................3

         Consolidated Statement of Income Three months
                    Ended March 31, 2006 and 2005...........................4

         Consolidated Statement of Comprehensive Income Three
                  Ended March 31, 2006 and 2005.............................5

         Consolidated Statements of Cash Flows -
                  Three months Ended March 31, 2006 and 2005................6

         Notes to Consolidated Financial Statements.........................7

         ITEM 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations........11

         ITEM 3.      Controls and Procedures..............................18


PART II. OTHER INFORMATION

         ITEM 1.      Legal Proceedings....................................19

         ITEM 6.      Exhibits and Reports on Form 8-K.....................19

         Signatures........................................................20

         Certifications....................................................21

           PART I - FINANCIAL INFORMATION
ITEM 1.       Financial Statements

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 March 31, 2006

                                Assets
                                ------

Cash and due from banks                                     $   3,740,627
Interest-bearing deposits in banks                              3,867,295
Federal funds sold                                             15,948,000
Securities available-for-sale, at fair value                   25,118,078
Restricted equity securities, at cost                           1,060,900

Loans                                                         203,756,087
Less allowance for loan losses                                  4,189,259
                                                            -------------
          Loans, net                                          199,566,828
                                                            -------------

Premises and equipment, net                                     7,529,435
Other assets                                                    4,234,102
                                                            -------------

          Total assets                                      $ 261,065,265
                                                            =============

                 Liabilities and Stockholders' Equity
                 ------------------------------------

Deposits
    Noninterest-bearing                                     $  22,968,554
    Interest-bearing                                          199,867,654
                                                            -------------
          Total deposits                                      222,836,208
Other borrowings                                               10,750,000
Other liabilities                                               1,467,210
                                                            -------------
          Total liabilities                                   235,053,418
                                                            -------------

Commitments and contingencies

Stockholders' equity
    Common stock, no par value; 20,000,000 shares
      authorized; 3,446,281 shares issued and outstanding      24,780,746
    Retained earnings                                           1,591,518
    Accumulated other comprehensive loss                         (360,417)
                                                            -------------
          Total stockholders' equity                           26,011,847
                                                            -------------

          Total liabilities and stockholders' equity        $ 261,065,265
                                                            =============

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2006 and 2005

                                                                    Three Months Ended,
                                                                         March 31,
                                                                 -----------   -----------
                                                                     2006          2005
                                                                 -----------   -----------
Interest income
    Loans                                                        $ 4,263,774   $ 3,256,435
    Taxable Securities                                               231,136       230,874
    Nontaxable Securities                                             13,050        16,464
    Federal funds sold                                               154,412       142,409
    Interest-bearing deposits in banks                                49,206        37,358
                                                                ------------   -----------
              Total interest income                                4,711,578     3,683,540
                                                                ------------   -----------

Interest expense
    Deposits                                                       1,666,853     1,155,067
    Other borrowings                                                  70,487       122,866
                                                                ------------   -----------
              Total interest expense                               1,737,340     1,277,933
                                                                ------------   -----------

              Net interest income                                  2,974,238     2,405,607
Provision for loan losses                                             85,845        47,568
                                                                ------------   -----------
              Net interest income after
                provision for loan losses                          2,888,393     2,358,039
                                                                ------------   -----------

Other income
      Service charges and fees                                       203,114       232,397
      Gains (Losses) on sales of securities available for sale             -       (30,224
      Other operating income                                          39,765        87,288
                                                                ------------   -----------
              Total other income                                     242,879       289,461
                                                                ------------   -----------

Other expenses
    Salaries and employee benefits                                 1,179,250     1,013,455
    Occupancy and equipment expenses                                 250,901       230,811
    Other operating expenses                                         569,988       578,550
                                                                ------------   -----------
              Total other expenses                                 2,000,139     1,822,816
                                                                ------------   -----------

              Net income before income taxes                       1,131,133       824,684

Income tax expense                                                   412,020       288,764
                                                                ------------   -----------

              Net income                                             719,113       535,920
                                                                ------------   -----------



Basic earnings per share                                         $      0.21   $      0.16
                                                                 ===========   ===========

Diluted earnings per share                                       $      0.20   $      0.15
                                                                 ===========   ===========

Cash dividends per share                                         $        -    $         -
                                                                 ==========    ===========

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   Three Months Ended March 31, 2006 and 2005

                                                                         Three Months Ended,
                                                                              March 31,
                                                                        ---------   ---------
                                                                           2006        2005
                                                                        ---------   ---------

Net income                                                              $ 719,113   $ 535,920

Other comprehensive income (loss):
        Unrealized holding gains (losses) on securities
           available-for-sale arising during the three month period,
           net of tax                                                       3,262    (139,736)

       Reclassification adjustment for losses realized in net income,
           net of tax benefits                                                  -      19,646
                                                                        ---------   ---------

Other comprehensive income (loss)                                           3,262    (120,090)
                                                                        ---------   ---------

Comprehensive income                                                    $ 722,375   $ 415,830
                                                                        =========   =========

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2006 and 2005

                                                                        Three Months Ended,
                                                                             March 31,
                                                                      2006               2005
                                                                 ------------       -------------
OPERATING ACTIVITIES
    Net income                                                   $     719,113      $     535,920
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                   136,483            132,944
        Provision for loan losses                                       85,845             47,568
        Amortization and accretion                                      45,360             47,848
        Stock-based compensation expense                                23,595                  -
        Decrease in interest receivable                                142,560            182,678
        Increase in interest payable                                     7,022             57,461
        Net other operating activities                                  83,651             15,323
                                                                 --------------    ---------------

              Net cash provided by operating activities              1,243,629          1,019,742
                                                                 --------------    ---------------

INVESTING ACTIVITIES
    Net decrease in interest-bearing deposits in banks                  76,710          1,150,787
    Net increase in federal funds sold                              (5,860,000)       (22,568,000)
    Purchases of securities available-for-sale                               -         (4,094,543)
    Proceeds from maturities of securities available-for-sale        1,302,920          1,145,560
    Proceeds from sales of securities available-for-sale                     -          1,995,251
    (Purchase) sale of restricted equity securities                     (8,400)           158,600
    Net (increase) decrease in loans                                (3,098,831)         1,679,606
    Purchase of premises and equipment                                 (80,290)           (97,314)
                                                                 --------------    ---------------

              Net cash used in investing activities                 (7,667,891)       (20,630,053)
                                                                 --------------    ---------------

FINANCING ACTIVITIES
    Net increase in deposits                                         6,853,582         24,178,986
    Payments on other borrowings                                    (1,500,000)        (4,600,000)
                                                                 --------------    ---------------
              Net cash provided by financing activities              5,353,582         19,578,986
                                                                 --------------    ---------------

Net decrease in cash and due from banks                             (1,070,680)           (31,325)

Cash and due from banks, beginning of period                         4,811,307          3,419,928
                                                                 --------------    ---------------

Cash and due from banks, end of period                           $   3,740,627      $   3,388,603
                                                                 ==============    ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for:
          Interest                                               $   1,730,318      $   1,220,472

          Income taxes                                           $     162,304      $     138,925

    Principal balances of loans transferred to other real estate $           -      $           -

    Financed sales of other real estate owned                    $           -      $           -

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

         The results of operations for the period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

         Stock Dividend and Per Share Amounts

         Earnings per share for the periods ended March 31, 2005 have been restated to reflect the 10% stock dividend declared in 2005.

NOTE 2.  STOCK COMPENSATION PLANS

         At March 31, 2006, the Company has two stock-based compensation plans which include certain employees and directors. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the three months ended March 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

         As a result of adopting Statement 123(R) on January 1, 2006, the Company's income before income taxes and net income for the three months ended March 31, 2006, are $23,595 lower than if it had continued to account for the share-based compensation under Opinion 25. Basic and diluted earnings per share for the three months ended March 31, 2006, would have been $.22 and $.21, respectively, if the Company had not adopted Statement 123(R), compared to the reported basic and diluted earnings per share of $.21 and $.20, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2.  STOCK COMPENSATION PLANS (Continued)

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company's stock option plans for all periods presented. For the purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option-pricing formula and amortized to expense over the options' vesting periods.

                                                            For the Three
                                                            Months Ended
                                                              March 31,
                                                                2005
                                                             ---------
         Net income, as reported                             $ 535,920
         Deduct: Total stock-based employee compensation
               expense determined under fair value based
               method for all awards                            26,954
                                                             ---------
         Pro forma net income                                $ 508,966
                                                             =========
         Earnings per share:
            Basic - as reported                              $     .16
                                                             =========
            Basic - pro forma                                $     .15
                                                             =========
            Diluted - as reported                            $     .16
                                                             =========
            Diluted - pro forma                              $     .15
                                                             =========

         The Company's reserved a total of 400,000 options for grant to the Company's officers and directors under these two plans. Options are granted at the fair value of the Company's common stock at the date of grant and expire ten years from the date of grant.

         The Company also has outstanding options related to previous employee agreements with certain of its executive officers whereby stock options are earned based upon the performance of the Company. Options earned under these agreements are priced at the Company's book value as of year-end and expire ten years from the date the options are earned.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2.  STOCK COMPENSATION PLANS (Continued)

         Other pertinent information related to the options follows:

                                                  --------------------    ------------------------
                                                    March 31, 2006            March 31, 2005
                                                  --------------------    ------------------------
                                                             Weighted-                   Weighted-
                                                              Average                     Average
                                                              Exercise                    Exercise
                                                  Shares       Price       Shares          Price
                                                  --------   ---------     -------       ---------

         Under option, beginning of period        428,800    $  8.05       426,800          8.00
            Granted                                   - -        - -           - -           - -
            Exercised                                 - -        - -           - -           - -
            Cancelled                                 - -                      - -           - -
                                                  -------                  -------
         Under option, end of period              428,800    $  8.05       426,800          8.00
                                                  =======                  =======

         Exercisable, end of period               337,137       7.77       285,634          7.46
                                                  =======                  =======
         Weighted-average fair value of options
            granted during the period                $- -                    $ - -



 Information pertaining to options outstanding at March 31, 2006 is as follows:

                               Options Outstanding                      Options Exercisable
                   ---------------------------------------------     --------------------------
                                     Weighted-
                                      Average         Weighted-                       Weighted-
                                     Remaining         Average                        Average
   Range of           Number        Contractual       Exercise          Number        Exercise
Exercise Prices    Outstanding          Life           Price         Exercisable       Price
---------------    -----------      -----------      -----------     ------------     ---------

 $4.32 - $4.57         17,600        4.50 years       $  4.45           17,600         $ 4.32
$7.27 - $10.00        411,200        7.32 years          8.21          319,537           7.27
                   -----------                                       ---------
                      428,800        7.20 years          8.05          337,137           7.77
                   ===========                                       =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3.  EARNINGS PER SHARE

         Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

                                                 Three Months Ended March 31,
                                                   ------------   ----------
                                                       2006         2005
                                                   ------------   ----------

Basic Earnings Per Share:
   Weighted average common shares outstanding         3,446,281    3,435,281
                                                   ============   ==========

   Net income                                      $    719,113   $  535,920
                                                   ============   ==========

   Basic earnings per share                        $        .21   $      .16
                                                   ============   ==========

Diluted Earnings Per Share:

   Weighted average common shares outstanding         3,446,281    3,435,281

   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year           97,230       54,534
                                                   ------------   ----------
   Total weighted average common shares and
      common stock equivalents outstanding           3, 543,511    3,489,815
                                                   ============   ==========

   Net income                                      $    719,113   $  535,920
                                                   ============   ==========

   Diluted earnings per share                      $        .20   $      .15
                                                   ============   ==========

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2005 as filed on our annual report on Form 10-KSB.

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

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of March 31, 2006, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At March 31, 2006, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                           Actual
                                  ------------------------
                                                                Minimum
                                                              Regulatory
                                  Consolidated       Bank     Requirement
                                  ------------     -------    -----------

     Leverage capital ratios          10.23 %        9.71 %       4.00 %
     Risk-based capital ratios:
        Core capital                  11.30         10.73         4.00
        Total capital                 12.56         11.99         8.00

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

                                                  March 31, 2006
                                              ----------------------
                                              (Dollars in thousands)

                                                  --------------

    Commitments to extend credit                  $       63,481
    Letters of credit                                      1,050
                                                  --------------
                                                  $       64,531
                                                  ==============

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                                March 31,    December 31,
                                                  2006          2005
                                             -------------   -----------
                                                (Dollars in Thousands)
                                             ---------------------------

Cash and due from banks                      $      3,741    $    4,811
Interest-bearing deposits in banks                  3,867         3,944
Federal funds sold                                 15,948        10,088
Securities                                         26,179        27,514
Loans, net                                        199,567       196,554
Premises and equipment                              7,529         7,585
Other assets                                        4,234         4,343
                                             -------------   -----------
                                             $    261,065    $  254,839
                                             =============   ===========

Deposits                                     $    222,836    $  215,983
Other borrowings                                   10,750        12,250
Other liabilities                                   1,467         1,340
Stockholders' equity                               26,012        25,266
                                             -------------   -----------
                                             $    261,065    $  254,839
                                             =============   ===========

Our total assets grew by 2.4% for the three months ended March 31, 2006. Deposit growth of $6.9 million was used to reduce other borrowings by $1.5 million and invested in loans and fed funds. Our ratio of gross loans to deposits and other borrowings was 87% at March 31, 2006 and 88% at December 31, 2005. Our total equity increased by $0.7 million due to year-to-date net income of $719,113.

Results of Operations For The Three Months Ended March 31, 2006 and 2005

Following is a summary of our operations for the periods indicated:

                                          Three Months Ended
                                              March 31,
                                      -------------------------
                                         2006          2005
                                      ----------    -----------
                                       (Dollars in Thousands)
                                      -------------------------

Interest income                       $    4,711    $    3,684

Interest expense                           1,737         1,278
                                      -----------   -----------

Net interest income                        2,974         2,406

Provision for loan losses                     86            48

Other income                                 243           289

Other expense                              2,000         1,822
                                      -----------   -----------

Pretax income                              1,131           825

Income taxes                                 412           289
                                      -----------   -----------

Net income                            $      719    $      536
                                      ===========   ===========


Our net interest income increased by $568,000 for the three months ended March 31, 2006, respectively, as compared to the same period in 2005. Our net interest margin was 4.90% during the three months ended March 31, 2006 as compared to 3.88% for the three months ended March 30, 2005 and 4.20 % for the entire year of 2005. The increase in net interest income is due primarily to the increased volume of average loans outstanding and increases in the Prime Lending Rate. Yields earned on loans have increased to 8.59% in the first three months of 2006 as compared to 6.90% in the first three months of 2005. Our cost of funds increased to 3.05% in the first three months of 2006 as compared to 2.16% in the first three months of 2005. The increase in cost of funds also reflects the impact of interest rate increases over the past twelve months.

The provision for loan losses was $86,000 for the three months ended March 31, 2006. The provision for the three months ended March 31, 2006 increased $48,000 over the same period in 2005. The increase in provision expense is due primarily to loan growth.

Nonaccrual loans of $2,227,000 at March 31, 2006 consist of $1,871,000 of commercial loans, $339,000 of real estate loans, and $67,000 of consumer loans. Loans past due ninety days or more and still accruing interest of $58,000 at March 31, 2006 consists of $39,000 of consumer loans and $19,000 of credit card loans. These loans were identified through our loan evaluation process and have been properly considered in the determination of the allowance for loan losses. Management believes that the $4,189,000 in the allowance for loan losses at March 31, 2006, or 2.06% of total net outstanding loans, is adequate to absorb known risks in the portfolio. Approximately $600,000 of the $4.2 million allowance for loan losses at March 31, 2006 is set aside as a specific reserve for a $1.4 million credit that is in the process of being restructured. The credit is participated among several banks. The restructuring will result in write-downs for all banks involved in the credit. It is estimated that Chestatee State Bank will take approximately $400,000 in write downs. The loan balance of $1.4 million is included in the balance of nonaccrual loans. Management does not anticipate additional provision expense in order to cover this write down. However, no assurance can be given that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Information with respect to nonaccrual, past due, restructured, and potential problem loans at March 31, 2006 and 2005 is as follows:

                                                                                March 31,
                                                                         ------------------------
                                                                           2006          2005
                                                                         ------------------------
                                                                         (Dollars in Thousands)
                                                                         ------------------------

Nonaccrual loans                                                         $  2,277        $  648
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                    58             7
Restructured loans                                                                            -
Potential problem loans                                                         -
                                                                                              -
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                 85            25
Interest income that was recorded on nonaccrual and                             -             -
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

Information regarding certain loans and allowance for loan loss data through March 31, 2006 and 2005 is as follows:

                                                                         Three Months Ended
                                                                              March 30,
                                                                        --------------------
                                                                           2006      2005
                                                                        --------   ---------
                                                                       (Dollars in Thousands)
                                                                        --------------------
Average amount of loans outstanding                                     $201,317    $191,320
                                                                        ========    ========

Balance of allowance for loan losses at beginning of period                4,111       3,620
                                                                        --------    --------

Loans charged off
   Commercial and financial                                                    5           -
   Real estate mortgage                                                        -           -
   Installment                                                                 3          61
                                                                        --------    --------
                                                                               8          61
                                                                        --------    --------
Loans recovered
   Commercial and financial                                                    -           -
   Real estate mortgage                                                        -           -
   Installment                                                                 -           6
                                                                        --------    --------
                                                                               -           6
                                                                        --------    --------

Net charge-offs                                                                8          55
                                                                        --------    --------

Additions to allowance charged to operating expense during the period         86          48
                                                                        --------    --------

Balance of allowance for loan losses at end of period                   $  4,189    $  3,613
                                                                        ========    ========

Ratio of net loans charged off during the period to
   average loans outstanding                                                 .00%        .03%
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

Other income decreased by $46,000 for the three months ended March 31, 2006, respectively, as compared to the same period in 2005. Decreases in other income were related to decreased mortgage origination fees and service charges.

Other expenses increased by $177,000 for the three months ended March 31, 2006, as compared to the same period in 2005. Salaries and employee benefits increased by $166,000, equipment and occupancy expenses increased by $20,000, and other operating expenses decreased by $9,000. Salaries and employee benefits have increased due to increased benefits expenses, the expense associated with the stock option plans discussed in Note 2 to the financial statements and annual salary increases. The decrease of $9,000 in other operating expenses was due to general decreases throughout the other operating expense categories.

We have recorded income tax expense of $412,020 for the three months ended March 31, 2006. The rate of tax as a percentage of pretax income was 36.4%.

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

ITEM 4.    Submission Of Matters To A Vote Of Security Holders

None


ITEM 6.    Exhibits And Reports On Form 8-K

(a)     Exhibits.

Number            Description

31.1 Rules 13a-14(a) and 15d-14(a) Certifications for CEO Rules 13a-14(a) and 15d-14(a) Certifications for CFO

32      Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as
Adopted  ursuant to Section 906 of the  Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K.

None.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CHESTATEE BANCSHARES, INC.
                                        (Registrant)



DATE: May 11, 2006              BY: /s/ J. Philip Hester, Sr.
      ------------                  -------------------------
                                    J. Philip Hester, Sr., President and C.E.O.
                                    (Principal Executive Officer)


DATE: May 11, 2006              BY: /s/ Deborah F. McLeod
      ------------                  ----------------------
                                    Deborah F. McLeod, C.F.O. and Treasurer
                                    (Principal Financial and Accounting Officer)