Form 10QSB
period 2006-06-11
CHESTATEE BANCSHARES INC
filed 2006-08-14
CIK 1111196

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the quarterly period ended       June 30, 2006
                                                 ------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 7, 2006: 3,447,381; no par value.

Transitional Small Business Disclosure Format    Yes            No X
                                                    ---           ---

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

          ITEM 1.  Financial Statements

          Consolidated Balance Sheet - June 30, 2006...........................3

          Consolidated Statement of Income Three and Six Months
                   Ended June 30, 2006 and 2005................................4

          Consolidated Statement of Comprehensive Income Three and Six Months
                   Ended June 30, 2006 and 2005................................5

          Consolidated Statements of Cash Flows - Six Months
                   Ended June 30, 2006 and 2005................................6

          Notes to Consolidated Financial Statements...........................7

          ITEM 2.      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations..........12

          ITEM 3.      Controls and Procedures................................20


PART II.  OTHER INFORMATION

          ITEM 1.      Legal Proceedings......................................21

          ITEM 6.      Exhibits and Reports on Form 8-K.......................22

          Signatures..........................................................23

          Certifications......................................................24

                         PART I - FINANCIAL INFORMATION
ITEM I.                      FINANCIAL STATEMENTS

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  June 30, 2006

                    Assets
                    ------

Cash and due from banks                                           $   3,878,316
Interest-bearing deposits in banks                                    1,965,268
Federal funds sold                                                    5,085,000
Securities available-for-sale, at fair value                         23,157,219
Restricted equity securities, at cost                                   937,100

Loans                                                               222,821,821
Less allowance for loan losses                                        4,634,287
                                                                  -------------
          Loans, net                                                218,187,534
                                                                  -------------

Premises and equipment, net                                           7,505,336
Other assets                                                          4,762,982
                                                                  -------------

          Total assets                                            $ 265,478,755
                                                                  =============

                    Liabilities and Stockholders' Equity
                    ------------------------------------

Deposits
    Noninterest-bearing                                           $  27,128,327
    Interest-bearing                                                201,064,257
                                                                  -------------
          Total deposits                                            228,192,584
Other borrowings                                                      9,500,000
Other liabilities                                                     1,364,427
                                                                  -------------
          Total liabilities                                         239,057,011
                                                                  -------------

Commitments and contingencies

Stockholders' equity
    Common stock, no par value; 20,000,000 shares
      authorized; 3,447,381 shares issued and outstanding            24,814,341
    Retained earnings                                                 2,208,813
    Dividends Paid                                                     (206,777)
    Accumulated other comprehensive loss                               (394,633)
                                                                  -------------
          Total stockholders' equity                                 26,421,744
                                                                  -------------

          Total liabilities and stockholders' equity              $ 265,478,755
                                                                  =============

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                Three and Six Months Ended June 30, 2006 and 2005

                                                            Three Months Ended,          Six Months Ended,
                                                                  June 30,                    June 30,
                                                         -----------   -----------    -----------   -----------
                                                             2006          2005           2006          2005
                                                         -----------   -----------    -----------   -----------
Interest income
    Loans                                                $ 4,758,002   $ 3,471,854    $ 9,021,776   $ 6,728,289
    Taxable Securities                                       218,257       243,862        449,393       474,736
    Nontaxable Securities                                     13,051        14,247         26,101        30,711
    Federal funds sold                                       121,411       173,171        275,823       315,580
    Interest-bearing deposits in banks                        47,318        41,720         96,524        79,078
                                                         -----------    ----------    -----------    -----------
              Total interest income                        5,158,039     3,944,854      9,869,617     7,628,394
                                                         -----------    ----------    -----------    -----------

Interest expense
    Deposits                                               1,869,883     1,289,977      3,536,736     2,445,044
    Other borrowings                                          68,667       134,742        139,154       257,608
                                                         -----------    ----------    -----------    -----------
              Total interest expense                       1,938,550     1,424,719      3,675,890     2,702,652
                                                         -----------    ----------    -----------    -----------

              Net interest income                          3,219,489     2,520,135      6,193,727     4,925,742
Provision for loan losses                                    505,372        49,675        591,217        97,243
                                                         -----------    ----------    -----------    -----------
              Net interest income after
                provision for loan losses                  2,714,117     2,470,460      5,602,510     4,828,499
                                                         -----------    ----------    -----------    -----------

Other income
      Service charges and fees                               197,734       242,468        400,848       474,865
      Losses on sales of securities available for sale             -       (21,488)             -       (51,712)
      Other operating income                                  51,457        86,034         91,222       173,322
                                                         -----------    ----------    -----------    -----------
              Total other income                             249,191       307,014        492,070       596,475
                                                         -----------    ----------    -----------    -----------

Other expenses
    Salaries and employee benefits                         1,157,842       986,734      2,337,092     2,000,189
    Occupancy and equipment expenses                         251,962       269,079        502,863       499,890
    Other operating expenses                                 580,937       573,034      1,150,925     1,151,584
                                                         -----------    ----------    -----------    -----------
              Total other expenses                         1,990,741     1,828,847      3,990,880     3,651,663
                                                         -----------    ----------    -----------    -----------

              Net income before income taxes                 972,567       948,627      2,103,700     1,773,311

Income tax expense                                           355,272       334,800        767,292       623,564
                                                         -----------    ----------   -----------    ------------

              Net income                                     617,295       613,827      1,336,408     1,149,747
                                                         -----------    ----------    -----------    -----------

Basic earnings per share                                 $      0.18    $      0.18   $      0.39    $     0.33
                                                         ===========    ===========   ===========    ===========

Diluted earnings per share                               $      0.18    $      0.18   $      0.38    $     0.33
                                                         ===========    ===========   ===========    ===========

Cash dividends per share                                        0.06              -   $      0.06    $        -
                                                         ===========    ===========   ===========    ===========

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                Three and Six Months Ended June 30, 2006 and 2005

                                                                             Three Months Ended          Six Months Ended,
                                                                                  June 30,                    June 30,
                                                                        -----------     ----------   -----------    -----------
                                                                             2006           2005         2006            2005
                                                                        -----------     ----------   -----------    -----------
Net income                                                              $   617,295    $   613,827   $ 1,336,408    $ 1,149,747

Other comprehensive income (loss):
        Unrealized holding gains (losses) on securities
           available-for-sale arising during the three month and
           six month period, net of tax                                     (34,216)        51,226       (30,954)       (88,510)

       Reclassification adjustment for losses realized in net income,
           net of tax benefits                                                   -          13,967            -          33,613
                                                                        -----------    -----------   -----------    -----------

Other comprehensive income (loss)                                           (34,216)        65,193       (30,954)       (54,897)
                                                                        -----------    -----------   -----------    -----------

Comprehensive income                                                    $   583,079    $   679,020   $ 1,305,454    $ 1,094,850
                                                                        ===========    ===========   ===========    ===========

See Notes to Consolidated Financial Statements.

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Three and Six Months Ended June 30, 2006 and 2005

                                                                        Six Months Ended,
                                                                       2006            2005
                                                                   ------------    ------------
OPERATING ACTIVITIES
    Net income                                                     $  1,336,408    $  1,149,747
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                    534,462         266,747
        Provision for loan losses                                       591,217          97,243
        Amortization and accretion of securities                         90,441               -
        Loss on sales of securities                                           -          51,712
        Stock-based compensation expense                                 47,190               -
        Decrease in interest receivable                                (146,397)         97,532
        Increase in interest payable                                     95,421          75,614
        Net other operating activities                                 (326,705)       (120,318)
                                                                   ------------    ------------

              Net cash provided by operating activities               2,222,037       1,618,277
                                                                   ------------    ------------
INVESTING ACTIVITIES
    Net decrease in interest-bearing deposits in banks                1,978,737         109,557
    Net (increase) decrease in federal funds sold                     5,003,000      (8,403,000)
    Purchases of securities available-for-sale                                -      (6,990,216)
    Proceeds from maturities of securities available-for-sale         3,163,733       2,848,538
    Proceeds from sales of securities available-for-sale                      -       3,950,357
    Sale of restricted equity securities                                115,400               -
    Net increase decrease in loans                                  (22,224,909)     (1,046,001)
    Proceeds from sales of premises and equipment                        10,218           3,161
    Purchase of premises and equipment                                 (464,388)       (104,386)
                                                                   ------------    ------------

              Net cash used in investing activities                 (12,418,209)     (9,631,990)
                                                                   ------------    ------------

FINANCING ACTIVITIES
    Net increase in deposits                                         12,209,958      14,671,261
    Cash dividends paid on common stock                                (206,777)              -
    Net proceeds from common stock issued                                10,000               -
    Payments on other borrowings                                     (2,750,000)     (5,850,000)
                                                                   ------------    ------------
              Net cash provided by financing activities               9,263,181       8,821,261
                                                                   ------------    ------------

Net increase (decrease) in cash and due from banks                     (932,991)        807,548

Cash and due from banks, beginning of period                          4,811,307       3,419,928
                                                                   ------------    ------------

Cash and due from banks, end of period                             $  3,878,316    $  4,227,476
                                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for:
          Interest                                                 $  3,580,469    $  2,627,038

          Income taxes                                             $  1,112,104    $    815,452

    Principal balances of loans transferred to other real estate   $          -    $          -

    Financed sales of other real estate owned                      $          -    $          -

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

         The results of operations for the period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

         Stock Dividend and Per Share Amounts

         Earnings per share for the periods ended June 30, 2005 have been restated to reflect the 10% stock dividend declared in 2005.

NOTE 2.  STOCK COMPENSATION PLANS

         At June 30, 2006, the Company has two stock-based compensation plans which include certain employees and directors. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the six months ended June 30, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

         As a result of adopting Statement 123(R) on January 1, 2006, the Company's income before income taxes and net income for the six months ended June 30, 2006, are $47,190 lower than if it had continued to account for the share-based compensation under Opinion 25. Basic and diluted earnings per share for the six months ended June 30, 2006, would have been $.40 and $.39, respectively, if the Company had not adopted Statement 123(R), compared to the reported basic and diluted earnings per share of $.39 and $.38, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2.  STOCK COMPENSATION PLANS (Continued)

         At June 30, 2006, there was approximately $310,296 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 3.25 years.

         Pro forma information regarding the impact of total stock-based compensation on net income and income per share for prior periods as if the Company had accounted for its employee stock options under the fair value method during the first six months of 2005 is illustrated in the following table:

                                                            For the Three Months
                                                                Ended June 30,
                                                                     2005
                                                              ------------------
         Net income, as reported                              $        613,827
         Deduct: Total stock-based employee compensation
               expense determined under fair value based
               method for all awards                                  (22,329)
                                                              ------------------
         Pro forma net income                                 $        591,498
                                                              ==================
         Earnings per share:
            Basic - as reported                               $            .18
                                                              ==================
            Basic - pro forma                                 $            .17
                                                              ==================
            Diluted - as reported                             $            .18
                                                              ==================
            Diluted - pro forma                               $            .17
                                                              ==================


                                                              For the Six Months
                                                                Ended June 30,
                                                                     2005
                                                              ------------------
         Net income, as reported                              $      1,149,747
         Deduct: Total stock-based employee compensation
               expense determined under fair value based
               method for all awards                                  (49,283)
                                                              ------------------
         Pro forma net income                                 $      1,100,464
                                                              ==================
         Earnings per share:
            Basic - as reported                               $            .33
                                                              ==================
            Basic - pro forma                                 $            .32
                                                              ==================
            Diluted - as reported                             $            .33
                                                              ==================
            Diluted - pro forma                               $            .32
                                                              ==================

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

         Other pertinent information related to the options follows:

                                    ---------------------  ---------------------
                                       June 30, 2006           June 30, 2005
                                    ---------------------  ---------------------
                                                Weighted-             Weighted-
                                                 Average                Average
                                                 Exercise               Exercise
                                      Shares      Price      Shares      Price
                                    ---------  ----------  ---------   ---------

Under option, beginning of period    428,800    $ 8.05        426,800    $ 8.00
   Granted                               - -       - -            - -       - -
   Exercised                           1,100      9.09            - -       - -
   Cancelled                             - -                      - -       - -
                                    ---------                ---------
Under option, end of period          427,700    $ 8.05        426,800      8.00
                                    =========                =========

Exercisable, end of period           336,037      7.77        285,634      7.46
                                    =========                =========
Weighted-average fair value of
  options granted during the period    $  - -                     $- -

    Total intrinsic value of
       options exercised
       during the period                       $ 2,101
                                           -----------
    Weighted average remaining
       contractual term of
       exercisable options at
       and of the period                    5.70 years
                                           -----------
    Aggregate intrinsic value of
       exercisable options at
       end of period                       $ 1,085,400
                                           -----------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2.  STOCK COMPENSATION PLANS (Continued)


Information pertaining to options outstanding at June 30, 2006 is as follows:


                             Options Outstanding           Options Exercisable
                  -------------------------------------  -----------------------
                                  Weighted-
                                   Average    Weighted-               Weighted-
                                  Remaining    Average                 Average
   Range of           Number     Contractual  Exercise     Number     Exercise
Exercise Prices    Outstanding      Life       Price     Exercisable    Price
---------------  --------------  -----------  ---------  -----------  ---------

 $4.32 - $4.57        17,600     3.50 years   $ 4.45        17,600    $  4.45
$7.27 - $10.00       410,100     6.61 years     8.21       318,437       7.95
                   ----------                            ----------
                     427,700     6.48 years     8.05       336,037       7.77
                   ==========                            ==========

The fair value of each option grant during 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed in the table below. Expected volatilities are based on historical volatility of the Company's stock. Expected dividends are based on dividend trends and the market price of the Company's stock price at grant. Historical data is used to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.


                                                            Year ended
                                                         December 31, 2005
                                                         -----------------

               Risk-free interest rate                         4.35%
               Expected life of the options                   10 years
               Expected dividends (as a
                  percentage of the fair value of
                  the stock)                                     0%
               Expected volatility                             16.98%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3.  EARNINGS PER SHARE

         Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

                                                     Three Months Ended June 30,
                                                    ----------------------------
                                                        2006             2005
                                                    -----------      -----------
Basic Earnings Per Share:
   Weighted average common shares outstanding         3,446,922        3,435,281
                                                    ===========       ==========

   Net income                                       $   617,295       $  613,827
                                                    ===========       ==========

   Basic earnings per share                         $       .18       $      .18
                                                    ===========       ==========

Diluted Earnings Per Share:

   Weighted average common shares outstanding         3,446,863        3,435,281
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year           97,119           54,534
                                                    -----------       ----------
   Total weighted average common shares and
      common stock equivalents outstanding            3,544,041        3,489,815
                                                    ===========       ==========

   Net income                                       $   617,295       $  613,827
                                                    ===========       ==========

   Diluted earnings per share                       $       .18       $      .18
                                                    ===========       ==========

                                                      Six Months Ended June 30,
                                                    ----------------------------
                                                        2006             2005
                                                    -----------       ----------
Basic Earnings Per Share:
   Weighted average common shares outstanding         3,446,603        3,435,281
                                                    ===========       ==========

   Net income                                       $ 1,336,408       $1,149,747
                                                    ===========       ==========

   Basic earnings per share                         $       .39       $      .33
                                                    ===========       ==========

Diluted Earnings Per Share:

   Weighted average common shares outstanding         3,446,603        3,435,281
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year           97,174           54,534
                                                    -----------       ----------
   Total weighted average common shares and
      common stock equivalents outstanding            3,543,777        3,489,815
                                                    ===========       ==========

   Net income                                       $ 1,336,408       $1,149,757
                                                    ===========       ==========

   Diluted earnings per share                       $       .38       $      .33
                                                    ===========       ==========

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

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of June 30, 2006, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At June 30, 2006, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                           Actual
                                  -------------------------
                                                                Minimum
                                                               Regulatory
                                  Consolidated      Bank       Requirement
                                  -------------   ---------   -------------

     Leverage capital ratios            10.37 %     9.92 %        4.00 %
     Risk-based capital ratios:
        Core capital                    10.81      10.48          4.00
        Total capital                   12.07      11.74          8.00

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

                                                        June 30, 2006
                                                   -----------------------
                                                   (Dollars in thousands)
                                                   -----------------------

    Commitments to extend credit                   $               71,121
    Letters of credit                                               1,054
                                                   ----------------------
                                                   $               72,175
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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                                     June 30,     December 31,
                                                       2006           2005
                                               ---------------   --------------
                                                    (Dollars in Thousands)
                                               --------------------------------

Cash and due from banks                        $        3,878    $       4,811
Interest-bearing deposits in banks                      1,965            3,944
Federal funds sold                                      5,085           10,088
Securities                                             24,094           27,514
Loans, net                                            218,188          196,554
Premises and equipment                                  7,506            7,585
Other assets                                            4,763            4,343
                                               ---------------   --------------
                                               $      265,479    $     254,839
                                               ===============   ==============

Deposits                                       $      228,193    $     215,983
Other borrowings                                        9,500           12,250
Other liabilities                                       1,364            1,340
Stockholders' equity                                   26,422           25,266
                                               ---------------   --------------
                                               $      265,479    $     254,839
                                               ===============   ==============

Our total assets grew by 4.2% for the six months ended June 30, 2006. Deposit growth of $12.2 million, cash flows from securities of $3.4 million, a reduction in fed funds of $5 million and a $2 million reduction in interest bearing deposits in other banks was used to fund $22 million in loans and reduce other borrowings by $2.8 million. Our ratio of gross loans to deposits and other borrowings was 93% at June 30, 2006 and 88% at December 31, 2005. Our total equity increased by $1.1 million due to year-to-date net income of $1.3 million and the issuance of a $207,000 cash dividend to shareholders.

Results of Operations For The Six Months Ended June 30, 2006 and 2005

Following is a summary of our operations for the periods indicated:

                                               Three Months Ended
                                                    June 30,
                                         --------------------------------
                                               2006             2005
                                         --------------   ---------------
                                              (Dollars in Thousands)
                                         --------------------------------

Interest income                          $       5,158    $        3,945

Interest expense                                 1,939             1,425
                                         --------------   ---------------

Net interest income                              3,219             2,520

Provision for loan losses                          505                50

Other income                                       249               307

Other expense                                    1,990             1,828
                                         --------------   ---------------

Pretax income                                      973               949

Income taxes                                       356               335
                                         --------------   ---------------

Net income                               $         617    $          614
                                         ==============   ===============

                                                 Six Months Ended
                                                     June 30,
                                         --------------------------------
                                               2006            2005
                                         --------------   --------------
                                            (Dollars in Thousands)
                                         -------------------------------

Interest income                          $       9,870    $       7,628

Interest expense                                 3,676            2,702
                                         --------------   --------------

Net interest income                              6,194            4,926

Provision for loan losses                          591               97

Other income                                       492              596

Other expense                                    3,991            3,652
                                         --------------   --------------

Pretax income                                    2,104            1,773

Income taxes                                       767              623
                                         --------------   --------------

Net income                               $       1,337    $       1,150
                                         ==============   ==============

Our net interest income increased by $699,000 and $1,268,000 for the three months and six months ended June 30, 2006, respectively, as compared to the same period in 2005. Our net interest margin was 5.01% during the six months ended June 30, 2006 as compared to 3.91% for the six months ended June 30, 2005 and 4.20% for the entire year of 2005. The increase in net interest income is due primarily to the increased volume of average loans outstanding and increases in the Prime Lending Rate. Yields earned on loans have increased to 8.79% in the first six months of 2005 as compared to 7.02% in the first six months of 2005. Our cost of funds increased to 3.17% in the first six months of 2006 as compared to 2.25% in the first six months of 2005. The increase in cost of funds also reflects the impact of interest rate increases over the past twelve months.

The provision for loan losses was $591,000 for the six months ended June 30, 2006. The provision for the six months ended June 30, 2006 increased $494,000 over the same period in 2005. The increase in provision expense is due to loan growth and an additional reserve of approximately $286,000 that was made based on concerns in relation to credits outstanding to one commercial relationship.

Nonaccrual loans of $2,217,000 at June 30, 2006 consist of $1,835,000 of commercial loans, $335,000 of real estate loans, and $47,000 of consumer loans. Loans past due ninety days or more and still accruing interest of $5,000 at June 30, 2006 consists of $5,000 of credit card loans. These loans were identified through our loan evaluation process and have been properly considered in the determination of the allowance for loan losses. Management believes that the $4,634,000 in the allowance for loan losses at June 30, 2006, or 1.95% of total net outstanding loans, is adequate to absorb known risks in the portfolio. Approximately $600,000 of the $4.6 million allowance for loan losses at June 30, 2006 is set aside as a specific reserve for a $1.4 million credit that is in the process of being restructured. The credit is participated among several banks. The restructuring will result in write-downs for all banks involved in the credit. It is estimated that Chestatee State Bank will take approximately $400,000 in write downs. The loan balance of $1.4 million is included in the balance of nonaccrual loans. Management does not anticipate additional provision expense in order to cover this write down. However, no assurance can be given that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Information with respect to nonaccrual, past due, restructured, and potential problem loans at June 30, 2006 and 2005 is as follows:

                                                                             June 30,
                                                                     ----------------------
                                                                       2006           2005
                                                                     ----------------------
                                                                     (Dollars in Thousands)
                                                                     ----------------------
Nonaccrual loans                                                     $ 2,217         $ 641
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                5            92
Restructured loans                                                         -             -
Potential problem loans                                                    -             -

Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                            99            36
Interest income that was recorded on nonaccrual and                        -             -
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

Information regarding certain loans and allowance for loan loss data through June 30, 2006 and 2005 is as follows:

                                                                    Six Months Ended
                                                                       June 30,
                                                                 ---------------------
                                                                   2006        2005
                                                                 --------    ---------
                                                                (Dollars in Thousands)
                                                                 ---------------------
Average amount of loans outstanding                              $212,553    $193,402
                                                                 ========    ========

Balance of allowance for loan losses at beginning of period         4,111       3,620
                                                                 --------    --------

Loans charged off
   Commercial and financial                                            20           -
   Real estate mortgage                                                13          35
   Installment                                                         46          73
                                                                 --------    --------
                                                                       79         108
                                                                 --------    --------
Loans recovered
   Commercial and financial                                             -           -
   Real estate mortgage                                                 -           3
   Installment                                                         11          35
                                                                 --------    --------
                                                                       11          38
                                                                 --------    --------

Net charge-offs                                                        68          70
                                                                 --------    --------

Additions to allowance charged to operating expense during the
period                                                                591          97
                                                                 --------    --------

Balance of allowance for loan losses at end of period            $  4,634    $  3,647
                                                                 ========    ========

Ratio of net loans charged off during the period to
   average loans outstanding                                          .03%        .04%
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

Other income decreased by $104,000 for the six months ended June 30, 2006, respectively, as compared to the same period in 2005. Decreases in other income were related to decreased mortgage origination fees and service charges.

Other expenses increased by $339,000 for the six months ended June 30, 2006, as compared to the same period in 2005. Salaries and employee benefits increased by $337,000 and equipment and occupancy expenses increased by $2,000. Salaries and employee benefits have increased due to increased benefits expenses, the expense associated with the stock option plans discussed in Note 2 to the financial statements and annual salary increases. There was no change in other operating expenses.

We have recorded income tax expense of $767,000 for the six months ended June 30, 2006. The rate of tax as a percentage of pretax income was 36.4%.

We are not aware of any known trends, events or uncertainties, other than the affect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

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

ITEM 4.  Submission Of Matters To A Vote Of Security Holders

         (a) The annual meeting of the stockholders of the Company was held on May 9, 2006. There were no shares represented at the meeting in person and 1,947,442 represented by proxy, for a total of 1,947,442 shares, representing 56.51% of the total issued and outstanding shares of the Company. Based upon the Report of the Inspector, and pursuant to Section 2.5 of the Company's Bylaws, a quorum was deemed present at the meeting.

         (b) The following directors were elected to serve until the next annual meeting of the Company in the 2007 calendar year as follows:

                  ---------------------------- ---------------- ----------------
                  Director                           For            Against
                  ---------------------------- ---------------- ----------------

                  R. Millard Bowen                 1,947,112          330
                  Marcus C. Byrd, Jr.              1,947,112          330
                  Glennon C. Grogan                1,947,442            -
                  James H. Grogan                  1,947,442            -
                  Andrew M. Head                   1,947,442            -
                  J. Philip Hester, Sr.            1,947,442            -
                  Bruce T. Howard                  1,947,332          110
                  David E. Johnson                 1,947,442            -
                  W. Alan McRae                    1,947,442            -
                  Kim Mills                        1,947,442            -
                  Russell M. Wallace               1,947,112          330


                  No shares abstained. The number of shares voting in favor of the nominees represented at least 99.98% of the total number of shares represented at the meeting and entitled to vote upon the proposal. Consequently, the nominees were approved by the shareholders of the Company.

         (c) In addition to the election of directors, the Company also considered approval of Mauldin & Jenkins, LLC as the Company's independent public accountants for the year ended December 31, 2006. Of the 1,947,442 represented at the meeting, 1,947,442 shares were voted in favor of the ratification of Mauldin & Jenkins, LLC as the independent public accountants for fiscal year 2006, no shares were voted against the ratification of Mauldin & Jenkins, LLC as the independent public accountants for fiscal year 2006; and 110 shares abstained. The number of shares voting in favor of the ratification of Mauldin & Jenkins, LLC as the independent public accountants for fiscal year 2006 represented 99.99% of the total number of shares represented at the Meeting and entitled to vote upon the proposal. Mauldin & Jenkins, LLC was therefore ratified as the independent public accountants for fiscal year 2006.


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

                           CHESTATEE BANCSHARES, INC.
                                  (Registrant)



DATE:  May 11, 2006             BY: /s/ J. Philip Hester, Sr.
       -------------                --------------------------------------------
                                    J. Philip Hester, Sr., President and C.E.O.
                                    (Principal Executive Officer)


DATE: May 11, 2006              BY: /s/ Deborah F. McLeod
      -------------                 --------------------------------------------
                                    Deborah F. McLeod, C.F.O. and Treasurer
                                    (Principal Financial and Accounting Officer)