Form 10QSB
period 2006-09-30
CHESTATEE BANCSHARES INC
filed 2006-11-14
CIK 1111196

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended   September 30, 2006
                                                   ------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from  _________  to  __________

                        Commission File Number: 000-30273



                           Chestatee Bancshares, Inc.
    ------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


Georgia                                                              58-2535333
-------------------------------------                     ----------------------
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


                                       N/A
                ------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.    Yes [X]  No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 2006: 3,447,381; no par value.

Transitional Small Business Disclosure Format         Yes [_]  No  [X]

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES


--------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

          ITEM 1.  Financial Statements

          Consolidated Balance Sheet - September 30, 2006......................3

          Consolidated Statement of Income Three and Nine Months
                 Ended September 30, 2006 and 2005.............................4

          Consolidated Statement of Comprehensive Income Three and Nine Months
                 Ended September 30, 2006 and 2005.............................5

          Consolidated Statements of Cash Flows - Nine Months
                 Ended September 30, 2006 and 2005.............................6

          Notes to Consolidated Financial Statements...........................7

          ITEM 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations..............12

          ITEM 3.  Controls and Procedures....................................20


PART II.  OTHER INFORMATION

          ITEM 1.  Legal Proceedings..........................................21

          ITEM 6.  Exhibits and Reports on Form 8-K...........................21

          Signatures..........................................................22

PART I - FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS



                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                               September 30, 2006

                       Assets
                       ------

Cash and due from banks                                           $   4,008,366
Interest-bearing deposits in banks                                    5,000,938
Federal funds sold                                                   13,730,000
Securities available-for-sale, at fair value                         21,315,594
Restricted equity securities, at cost                                   937,100
Loans                                                               225,842,190
Less allowance for loan losses                                        3,808,955
                                                                  -------------
          Loans, net                                                222,033,235
                                                                  -------------

Premises and equipment, net                                           7,392,751
Other assets                                                          4,508,974
                                                                  -------------

          Total assets                                            $ 278,926,958
                                                                  =============


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Deposits
    Noninterest-bearing                                           $  27,538,561
    Interest-bearing                                                217,612,775
                                                                  -------------
          Total deposits                                            245,151,336
Other borrowings                                                      4,500,000
Other liabilities                                                     1,895,092
                                                                  -------------
          Total liabilities                                         251,546,428
                                                                  -------------

Commitments and contingencies

Stockholders' equity
    Common stock, no par value; 20,000,000 shares
      authorized; 3,447,381 shares issued and outstanding            24,837,936
    Retained earnings                                                 3,010,952
    Dividends Paid                                                     (206,777)
    Accumulated other comprehensive loss                               (261,581)
                                                                  -------------
          Total stockholders' equity                                 27,380,530
                                                                  -------------

          Total liabilities and stockholders' equity              $ 278,926,958
                                                                  =============



See Notes to Consolidated Financial Statements.


                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and Nine Months Ended September 30, 2006 and 2005





                                                             Three Months Ended,            Nine Months Ended,
                                                                September 30,                 September 30,
                                                         ---------------------------   ---------------------------
                                                             2006           2005            2006          2005
                                                         ------------   ------------   ------------   ------------
Interest income
    Loans                                                $  5,018,324   $  3,846,881   $ 14,040,100   $ 10,575,170
    Taxable Securities                                        213,645        245,647        663,038        720,383
    Nontaxable Securities                                      13,050         13,050         39,151         43,761
    Federal funds sold                                        188,533         90,274        464,356        405,854
    Interest-bearing deposits in banks                         57,714         56,496        154,238        135,574
                                                         ------------   ------------   ------------   ------------
              Total interest income                         5,491,266      4,252,348     15,360,883     11,880,742
                                                         ------------   ------------   ------------   ------------

Interest expense
    Deposits                                                2,248,311      1,392,416      5,785,047      3,837,460
    Other borrowings                                           60,984        112,523        200,138        370,131
                                                         ------------   ------------   ------------   ------------
              Total interest expense                        2,309,295      1,504,939      5,985,185      4,207,591
                                                         ------------   ------------   ------------   ------------

              Net interest income                           3,181,971      2,747,409      9,375,698      7,673,151
Provision for loan losses                                     225,536         80,680        816,753        177,923
                                                         ------------   ------------   ------------   ------------
              Net interest income after
                provision for loan losses                   2,956,435      2,666,729      8,558,945      7,495,228
                                                         ------------   ------------   ------------   ------------

Other income
      Service charges and fees                                194,398        216,727        595,246        691,592
      Losses on sales of securities available for sale             --             --             --        (51,712)
      Other operating income                                   48,011         51,886        139,233        225,208
                                                         ------------   ------------   ------------   ------------
              Total other income                              242,409        268,613        734,479        865,088
                                                         ------------   ------------   ------------   ------------

Other expenses
    Salaries and employee benefits                          1,062,156        980,678      3,399,248      2,980,867
    Occupancy and equipment expenses                          221,065        261,804        723,928        761,694
    Other operating expenses                                  652,873        598,610      1,803,798      1,750,194
                                                         ------------   ------------   ------------   ------------
              Total other expenses                          1,936,094      1,841,092      5,926,974      5,492,755
                                                         ------------   ------------   ------------   ------------

              Net income before income taxes                1,262,750      1,094,250      3,366,450      2,867,561

Income tax expense                                            460,611        391,167      1,227,903      1,014,731
                                                         ------------   ------------   ------------   ------------

              Net income                                      802,139        703,083      2,138,547      1,852,830
                                                         ------------   ------------   ------------   ------------

Basic earnings per share                                 $       0.23   $       0.20   $       0.62   $       0.54
                                                         ============   ============   ============   ============

Diluted earnings per share                               $       0.22   $       0.20   $       0.60   $       0.53
                                                         ============   ============   ============   ============

Cash dividends per share                                         0.06             --   $       0.06   $         --
                                                         ============   ============   ============   ============


See Notes to Consolidated Financial Statements.



                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            Three and Nine Months Ended September 30, 2006 and 2005

                                                          Three Months Ended         Nine Months Ended,
                                                            September 30,               September 30,
                                                     -------------------------   -------------------------
                                                         2006           2005         2006           2005
                                                     -----------   -----------   -----------   -----------
Net income                                           $   802,139   $   703,083   $ 2,138,547   $ 1,852,830

Other comprehensive income (loss):
   Unrealized holding gains (losses) on securities
     available-for-sale arising during the three
     month and nine month period, net of tax             133,052        13,534       102,098       (74,976)

   Reclassification adjustment for losses realized
   in net income, net of tax benefits                         --            --            --        33,613
                                                     -----------   -----------   -----------   -----------

Other comprehensive income (loss)                        133,052        13,534       102,098       (41,363)
                                                     -----------   -----------   -----------   -----------

Comprehensive income                                 $   935,191   $   716,617   $ 2,240,645   $ 1,811,467
                                                     ===========   ===========   ===========   ===========


See Notes to Consolidated Financial Statements.


                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 2006 and 2005


                                                                          Nine Months Ended,
                                                                        2006             2005
                                                                    ------------    ------------
OPERATING ACTIVITIES
    Net income                                                      $  2,138,547    $  1,852,830
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                     657,267         403,368
        Provision for loan losses                                        816,753         177,923
        Amortization and accretion of securities                         135,210         139,809
        Loss on sales of securities                                           --          51,712
        Stock-based compensation expense                                  70,785              --
        (Increase) decrease in interest receivable                       (73,717)        121,311
        Increase in interest payable                                     228,468          80,148
        Net other operating activities                                   171,554         118,437
                                                                    ------------    ------------

              Net cash provided by operating activities                4,144,867       2,945,538
                                                                    ------------    ------------

INVESTING ACTIVITIES
    Net (increase) decrease in interest-bearing deposits in banks     (1,056,933)      1,455,741
    Net increase in federal funds sold                                (3,642,000)     (1,702,000)
    Purchases of securities available-for-sale                                --      (6,866,516)
    Proceeds from maturities of securities available-for-sale          5,174,328       4,578,954
    Proceeds from sales of securities available-for-sale                      --       3,950,357
    Proceeds from sale of restricted equity securities                   115,400              --
    Net increase in loans                                            (26,296,146)     (7,277,305)
    Proceeds from sales of premises and equipment                         10,218           3,161
    Purchase of premises and equipment                                  (474,608)       (177,585)
                                                                    ------------    ------------

              Net cash used in investing activities                  (26,169,741)     (6,035,193)
                                                                    ------------    ------------

FINANCING ACTIVITIES
    Net increase in deposits                                          29,168,710      15,469,742
    Payments on other borrowings                                      (7,750,000)     (8,850,000)
    Cash dividends paid on common stock                                 (206,777)             --
    Net proceeds from common stock issued                                 10,000          80,000
                                                                    ------------    ------------
              Net cash provided by financing activities               21,221,933       6,699,742
                                                                    ------------    ------------

Net increase (decrease) in cash and due from banks                      (802,941)      3,610,087

Cash and due from banks, beginning of period                           4,811,307       3,419,928
                                                                    ------------    ------------

Cash and due from banks, end of period                              $  4,008,366    $  7,030,015
                                                                    ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for:
          Interest                                                  $  5,756,717    $  4,127,443

          Income taxes                                              $  1,122,104    $  1,163,452

    Principal balances of loans transferred to other real estate    $         --    $         --

    Financed sales of other real estate owned                       $         --    $         --





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

          The results of operations for the period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.   STOCK COMPENSATION PLANS

          At September 30, 2006, the Company has two stock-based compensation plans which include certain employees and directors. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the nine months ended September 30, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

          As a result of adopting Statement 123(R) on January 1, 2006, the Company's income before income taxes and net income for the nine months ended September 30, 2006, are $70,785 lower than if it had continued to account for the share-based compensation under Opinion
          25. Basic and diluted earnings per share for the nine months ended September 30, 2006, would have been $.64 and $.62, respectively, if the Company had not adopted Statement 123(R), compared to the reported basic and diluted earnings per share of $.62 and $.60, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2.   STOCK COMPENSATION PLANS (Continued)

          At September 30, 2006, there was approximately $286,701 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 3.0 years.

          Pro forma information regarding the impact of total stock-based compensation on net income and income per share for prior periods as if the Company had accounted for its employee stock options under the fair value method during the first nine months of 2005 is illustrated in the following table:


                                                               For the Three
                                                               Months Ended
                                                               September 30,
                                                                   2005
                                                               ------------
          Net income, as reported                              $    703,083
          Deduct: Total stock-based employee compensation
                expense determined under fair value based
                method for all awards                                89,317
                                                               ------------
          Pro forma net income                                 $    613,766
                                                               ============
          Earnings per share:
             Basic - as reported                               $        .20
                                                               ============
             Basic - pro forma                                 $        .19
                                                               ============
             Diluted - as reported                             $        .20
                                                               ============
             Diluted - pro forma                               $        .18
                                                               ============


                                                               For the Nine
                                                               Months Ended
                                                               September 30,
                                                                    2005
                                                               ------------
          Net income, as reported                              $  1,852,830
          Deduct: Total stock-based employee compensation
                expense determined under fair value based
                method for all awards                               120,062
                                                               ------------
          Pro forma net income                                 $  1,732,768
                                                               ============
          Earnings per share:
             Basic - as reported                               $        .54
                                                               ============
             Basic - pro forma                                 $        .51
                                                               ============
             Diluted - as reported                             $        .53
                                                               ============
             Diluted - pro forma                               $        .50
                                                               ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2.   STOCK COMPENSATION PLANS (Continued)

          The Company has reserved a total of 440,000 options for grant to the Company's officers and directors under these two plans. Options are granted at the fair value of the Company's common stock at the date of grant and expire ten years from the date of grant.

          The Company also has outstanding options related to previous employee agreements with certain of its executive officers whereby stock options are earned based upon the performance of the Company. Options earned under these agreements are priced at the Company's book value as of year-end and expire ten years from the date the options are earned.

          Other pertinent information related to the options follows:


                                           ----------------------     -----------------------
                                             September 30, 2006          September 30, 2005
                                           ----------------------     -----------------------
                                                        Weighted-                   Weighted-
                                                         Average                     Average
                                                        Exercise                    Exercise
                                            Shares        Price         Shares        Price
                                           --------    ----------     ----------    ---------

Under option, beginning of period           428,800    $     8.05        437,800    $    8.03
   Granted                                       --            --             --           --
   Exercised                                 (1,100)         9.09             --           --
   Cancelled                                     --                           --           --
                                           ---------                  ----------
Under option, end of period                 427,700    $     8.05        437,800         8.03
                                           =========                  ==========

Exercisable, end of period                  360,237          7.86        324,000         7.65
                                           =========                  ==========
Weighted-average fair value of
  options granted during the period        $     --                   $       --

  Total intrinsic value of
     options exercised
     during the period                                 $     2,101
                                                       -----------
  Weighted average remaining
     contractual term of
     exercisable options at
     and of the period                                  5.86 years
                                                       -----------
  Aggregate intrinsic value of
     exercisable options at
     end of period                                     $ 1,491,381
                                                       -----------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2.   STOCK COMPENSATION PLANS (Continued)


Information pertaining to options outstanding at September 30, 2006 is as follows:


                                    Options Outstanding                  Options Exercisable
                      -------------------------------------------     ---------------------------
                                     Weighted-
                                      Average       Weighted-                        Weighted-
                                     Remaining       Average                          Average
        Range of         Number     Contractual   Exercise Price         Number      Exercise
    Exercise Prices   Outstanding       Life                          Exercisable      Price
    ---------------   -----------   -----------   --------------      -----------    ------------
    $4.32 - $4.57       17,600       3.50 years    $     4.45              17,600    $   4.45
    $7.27 - $10.00     410,100       6.61 years          8.21             342,637        8.03
                      --------                                        -----------
                       427,700       6.48 years          8.05             360,237        7.86
                      ========                                        ===========

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3.   EARNINGS PER SHARE

          Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

                                                        Three Months Ended September 30,
                                                        ------------------------------
                                                             2006              2005
                                                        -------------    -------------
Basic Earnings Per Share:
   Weighted average common shares outstanding               3,447,381        3,444,009
                                                        =============    =============

   Net income                                           $     802,139    $     703,083
                                                        =============    =============

   Basic earnings per share                             $         .23    $         .20
                                                        =============    =============

Diluted Earnings Per Share:

   Weighted average common shares outstanding               3,447,381        3,444,009

   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year                124,594           66,516
                                                        -------------    -------------
   Total weighted average common shares and
      common stock equivalents outstanding                  3,571,975        3,510,525
                                                        =============    =============

   Net income                                           $     802,139    $     703,083
                                                        =============    =============

   Diluted earnings per share                           $         .22    $         .20
                                                        =============    =============



                                                        Nine Months Ended September 30,
                                                        ------------------------------
                                                              2006            2005
                                                        --------------   -------------
Basic Earnings Per Share:
   Weighted average common shares outstanding               3,446,603        3,438,222
                                                        =============    =============

   Net income                                           $   2,138,547    $   1,852,830
                                                        =============    =============

   Basic earnings per share                             $         .62    $         .54
                                                        =============    =============

Diluted Earnings Per Share:

   Weighted average common shares outstanding               3,446,603        3,438,222

   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year                106,867           68,090
                                                        -------------    -------------
   Total weighted average common shares and
      common stock equivalents outstanding                  3,553,470        3,506,313
                                                        =============    =============

   Net income                                           $   2,138,547    $   1,852,830
                                                        =============    =============

   Diluted earnings per share                           $         .60    $         .53
                                                        =============    =============


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

Forward Looking Statements
--------------------------

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

Liquidity and Capital Resources
-------------------------------

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of September 30, 2006, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At September 30, 2006, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                                Actual
                                       ------------------------
                                                                      Minimum
                                                                    Regulatory
                                       Consolidated      Bank       Requirement
                                       ------------    --------     -----------

     Leverage capital ratios              10.15 %        9.78 %        4.00 %
     Risk-based capital ratios:
        Core capital                      10.83         10.57          4.00
        Total capital                     12.09         11.83          8.00

These ratios may decline as asset growth continues, but are expected to exceed the minimum regulatory requirements. Future earnings will assist in keeping these ratios at satisfactory levels.

Off-Balance Sheet Risk
----------------------

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

                                                September 30, 2006
                                             ---------------------
                                             (Dollars in thousands)
                                             ---------------------

    Commitments to extend credit             $              68,649
    Letters of credit                                          832
                                             ---------------------
                                             $              69,481
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

Financial Condition
-------------------

Following is a summary of our balance sheets for the periods indicated:

                                            September 30,       December 31,
                                                 2006               2005
                                            ------------        ------------
                                                    (Dollars in Thousands)
                                            --------------------------------

Cash and due from banks                     $      4,008        $     4,811
Interest-bearing deposits in banks                 5,001              3,944
Federal funds sold                                13,730             10,088
Securities                                        22,253             27,514
Loans, net                                       222,033            196,554
Premises and equipment                             7,393              7,585
Other assets                                       4,509              4,343
                                            ------------        -----------
                                            $    278,927        $   254,839
                                            ============        ===========

Deposits                                    $    245,151        $   215,983
Other borrowings                                   4,500             12,250
Other liabilities                                  1,895              1,340
Stockholders' equity                              27,381             25,266
                                            ------------        -----------
                                            $    278,927        $   254,839
                                            ============        ===========

Our total assets grew by 9.5% for the nine months ended September 30, 2006. Deposit growth of $29.2 million, cash flows from securities of $5.3 million, a decrease in cash and due from banks of $0.8 and net income of $2.1 million was used to fund $26.3 million in loans, reduce other borrowings by $7.8 million, provide additional fed funds of $3.6 million and increase interest bearing deposits in other banks by $1.1 million. Our ratio of gross loans to deposits and other borrowings was 90% at September 30, 2006 and 88% at December 31, 2005. Our total equity increased by $2.1 million due to year-to-date net income of $2.1 million and the issuance of a $207,000 cash dividend to shareholders.

Results of Operations For The Nine Months Ended September 30, 2006 and 2005

Following is a summary of our operations for the periods indicated:

                                               Three Months Ended
                                                  September 30,
                                            -----------------------
                                                2006        2005
                                            ----------   ----------
                                            (Dollars in Thousands)
                                            -----------------------

Interest income                             $    5,491   $    4,252

Interest expense                                 2,309        1,505
                                            ----------   ----------

Net interest income                              3,182        2,747

Provision for loan losses                          225           81

Other income                                       242          269

Other expense                                    1,936        1,841
                                            ----------   ----------

Pretax income                                    1,263        1,094

Income taxes                                       461          391
                                            ----------   ----------

Net income                                  $      802   $      703
                                            ==========   ==========


                                                 Nine Months Ended
                                                    September 30,
                                            -----------------------
                                                2006         2005
                                            ----------    ---------
                                             (Dollars in Thousands)
                                            -----------------------

Interest income                             $   15,361   $   11,881

Interest expense                                 5,985        4,208
                                            ----------    ---------

Net interest income                              9,376        7,673

Provision for loan losses                          817          178

Other income                                       735          865

Other expense                                    5,927        5,492
                                            ----------    ---------

Pretax income                                    3,367        2,868

Income taxes                                     1,228        1,015
                                            ----------    ---------

Net income                                  $    2,139   $    1,853
                                            ==========   ==========

Our net interest income increased by $435,000 and $1,703,000 for the three months and nine months ended September 30, 2006, respectively, as compared to the same period in 2005. Our net interest margin was 4.93% during the nine months ended September 30, 2006 as compared to 4.07% for the nine months ended September 30, 2005 and 4.20% for the entire year of 2005. The increase in net interest income is due primarily to the increased volume of average loans outstanding and increases in the Prime Lending Rate. Yields earned on loans have increased to 8.85% in the first nine months of 2006 as compared to 7.22% in the first nine months of 2005. Our cost of funds increased to 3.76% in the first nine months of 2006 as compared to 2.35% in the first nine months of 2005. The increase in cost of funds also reflects the impact of interest rate increases over the past twelve months.

The provision for loan losses was $817,000 for the nine months ended September 30, 2006. The provision for the nine months ended September 30, 2006 increased $639,000 over the same period in 2005. The increase in provision expense is due to loan growth and an additional reserve of approximately $286,000 that was made based on concerns in relation to credits outstanding to one commercial relationship.

Nonaccrual loans of $2,068,000 at September 30, 2006 consist primarily of $1,832,000 of commercial loans. A single credit in the amount of approximately $1.4 million has made all regularly scheduled payments in full and in a timely manner. This credit was classified as a nonaccrual loan due to an abundance of caution (see discussion below). The remaining $236,000 of nonaccrual loans are real estate loans. Loans past due ninety days or more and still accruing interest of $290,000 at September 30, 2006 consists of $184,000 in real estate loans, $69,000 in commercial loans, $24,000 of loans to individuals and $13,000 of credit card loans. These loans were identified through our loan evaluation process and have been properly considered in the determination of the allowance for loan losses. Management believes that the $3,809,000 in the allowance for loan losses at September 30, 2006, or 1.69% of total net outstanding loans, is adequate to absorb known risks in the portfolio. Approximately $600,000 of the $3.8 million allowance for loan losses at September 30, 2006 is set aside as a specific reserve for the $1.4 million credit referenced above. The credit, which is participated among several banks, is in the process of being restructured. The restructuring will result in write-downs for all banks involved in the credit. It is estimated that Chestatee State Bank will use approximately $400,000 of the $600,000 specific reserve for the write down of the company's portion of this credit. The loan balance of $1.4 million is included in the balance of nonaccrual loans. Management does not anticipate additional provision expense in order to cover this write down. However, no assurance can be given that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Information with respect to nonaccrual, past due, restructured, and potential problem loans at September 30, 2006 and 2005 is as follows:

                                                                     September 30,
                                                                ------------------------
                                                                   2006          2005
                                                                ------------------------
                                                                 (Dollars in Thousands)
                                                                ------------------------

Nonaccrual loans*                                               $    2,068     $     654
Loans contractually past due ninety days or more
   as to interest or principal payments and still accruing             290            47
Restructured loans
Potential problem loans                                                 --         1,423
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                         108            48
Interest income that was recorded on nonaccrual and                     --            --
   restructured loans


* Approximately $1.4 million of the 2006 balance of $2.1 million was designated as nonaccrual as a precaution. The creditor has made all required payments in full and in a timely manner. (See discussion above.)

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

Information regarding certain loans and allowance for loan loss data through September 30, 2006 and 2005 is as follows:

                                                                           Nine Months Ended
                                                                             September 30,
                                                                        ---------------------
                                                                          2006         2005
                                                                        --------    ---------
                                                                       (Dollars in Thousands)
                                                                        --------------------

Average amount of loans outstanding                                     $212,200    $200,929
                                                                        ========    ========

Balance of allowance for loan losses at beginning of period                4,111       3,620
                                                                        --------    --------

Loans charged off
   Commercial and financial                                                1,020          56
   Real estate mortgage                                                       13          38
   Installment                                                               100         112
                                                                        --------    --------
                                                                           1,133         206
                                                                        --------    --------
Loans recovered
   Commercial and financial                                                   --          --
   Real estate mortgage                                                       --           7
   Installment                                                                14          33
                                                                        --------    --------
                                                                              14          40
                                                                        --------    --------

Net charge-offs                                                            1,119         166
                                                                        --------    --------

Additions to allowance charged to operating expense
    during the period                                                        817         178
                                                                        --------    --------

Balance of allowance for loan losses at end of period                   $  3,809    $  3,632
                                                                        ========    ========

Ratio of net loans charged off during the period to
   average loans outstanding                                                 .53%        .08%
                                                                        ========    ========



The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a loan classification program. Under the program, as each loan is made, we assign a loan grade. Each loan grade is assigned an allowance percentage determined based on our experience specifically and the historical experience of the banking industry generally. Loan classifications are then subject to periodic reviews by the responsible lending officers, internal loan review which is performed by a third party, regulators, external auditors, and senior management based upon their judgment, our loan loss experience, current economic conditions that may affect the borrower's ability to repay, lender requirements, the underlying collateral value of the loans and other appropriate information. Management relies predominantly on this ongoing review of the loan portfolio to assess the risk characteristics of the portfolio in the aggregate and to determine adjustments, if any, to our allowance for loan losses. Based upon this ongoing review, we may identify loans that could be impaired. A loan is considered impaired when it is probable that we will be unable to collect all principal and interest due in accordance with the contractual terms of the loan agreement. When we identify a loan as impaired, the allowance for loan losses is increased if we determine that the amount of impairment is in excess of the allowance determined under our loan classification program. We maintain an allowance for loan losses of no less than 1.0% of outstanding loans at all times.

Loans charged off in 2006 include the charge off of a $1 million commercial and financial loan. The Company recognized provision expense which was accrued to the allowance for loan losses in prior years in anticipation of the settlement of this credit. With the recognition of this charge-off, the Company's ratio of allowance for loan losses to loans has become more in line with industry standards.

Other income decreased by $130,000 for the nine months ended September 30, 2006, respectively, as compared to the same period in 2005. Decreases in other income were largely due to decreased service charges which reflect the impact of the introduction of a free checking product for customers.

Other expenses increased by $435,000 for the nine months ended September 30, 2006, as compared to the same period in 2005. Salaries and employee benefits increased by $418,000 and equipment and occupancy expenses decreased by $38,000. Salaries and employee benefits have increased due to increased benefits expenses, the expense associated with the stock option plans discussed in Note 2 to the financial statements and annual salary increases. Increased professional fees were the primary cause of other operating expenses increasing by $54,000.

We have recorded income tax expense of $1,228,000 for the nine months ended September 30, 2006. The rate of tax as a percentage of pretax income was 36.4%.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3.  Controls and Procedures
         -----------------------

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

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings
          -----------------

Management is not aware of any material pending legal proceedings to which the Company, the Bank, Chestatee Financial Services or Chestatee Residential Mortgage are a party or to which any of their property is subject, other than ordinary routine legal proceedings incidental to our business.

ITEM 6.   Exhibits And Reports On Form 8-K
          --------------------------------

          (a)  Exhibits.

              Number            Description

               31.1  Rules 13a-14(a) and 15d-14(a) Certifications for CEO
               31.2  Rules 13a-14(a) and 15d-14(a) Certifications for CFO
               32 Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K.

               The Company filed a Form 8-K on October 2, 2006 pursuant to Item 5.02, reporting that it had accepted the resignation of Russell
               M. Wallace from his position as a director effective September 30, 2006. The filing is incorporated by reference.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CHESTATEE BANCSHARES, INC.
                                  (Registrant)



DATE:   November 14, 2006       BY:  /s/ J. Philip Hester, Sr.
        ------------------           ------------------------------------------
                                     J. Philip Hester, Sr., President and C.E.O.
                                    (Principal Executive Officer)


DATE:  November 14, 2006        BY:  /s/ Deborah F. McLeod
       ------------------            -------------------------------------------
                                     Deborah F. McLeod, C.F.O. and Treasurer
                                    (Principal Financial and Accounting Officer)