Form 10KSB
period 2006-12-31
CHESTATEE BANCSHARES INC
filed 2007-03-29
CIK 1111196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934


                        Commission File Number: 000-30273

                           CHESTATEE BANCSHARES, INC.
                           --------------------------
           (Name of small business issuer as specified in its Charter)

Georgia                                                               58-2535333
---------------------------------                         ----------------------
(State or other jurisdiction                                       (IRS Employer
of  incorporation or organization)                        Identification Number)

6639 Highway 53 East
Dawsonville, Georgia 30534                                        (706) 216-2265
---------------------------                               ----------------------
(Address of principal                                        (Issuer's telephone
executive offices)                                                       number)

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class                                             Name of Exchange
-------------------                                             ----------------
None                                                                        None

         Securities registered under Section 12(g) of the Exchange Act:

Title of each class                                             Name of Exchange
-------------------                                             ----------------
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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_]

The issuer's revenues for the most recent fiscal year were $ 22,153,246.

There were 3,447,381 outstanding shares of common stock, no par value per share, as of December 31, 2006. The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, as of December 31, 2006, was $27,236,143 based on the last sales price on such date.

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

     The principal sources of income for the Bank are interest and fees collected on loans, including fees received for servicing loans sold to other lenders or institutions and, to a lesser extent, interest and dividends collected on other investments. The principal expenses of the Bank include interest paid on savings and other deposits, including NOW accounts, interest paid on borrowings by the Bank, employee compensation, office expenses and other overhead expenses.

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

     Loans secured by real estate are the primary component of the Bank's loan portfolios, constituting approximately $209 million, or 83%, of the Bank's total loans at December 31, 2006. These loans consist of commercial real estate loans, construction and development loans and residential real estate loans and home equity loans. The Bank also makes loans for commercial purposes in various lines of business. At December 31, 2006, the Bank held approximately $36 million, or 14% of the Bank's total loans, in commercial loans, excluding for these purposes commercial loans secured by real estate included above. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, lines of credit, and revolving lines of credit such as credit cards. At December 31, 2006, the Bank held approximately $8 million in consumer loans, representing 3% of the Bank's total loans.

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

     The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits at December 31, 2006:

                                                           December 31, 2006

     Non-interest bearing demand...................................       9%
     Interest-bearing demand.......................................      32%
     Savings.......................................................       1%
     Time Deposits.................................................      22%
     Certificates of Deposit of $100,000 or more...................      36%

              Total................................................   100.0%

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

     The Bank principally serves the residents of Dawsonville and Dawson County. Dawson County has grown approximately 23% since the 2000 census according to U.S. Census Bureau statistics, from about 16,000 persons in 2000 to an estimated 20,000 by December 2005 (the latest data available). Dawsonville and Dawson County have a diverse commerce, including retail, manufacturing, service and farming sector economies. Dawsonville also serves as the county seat for Dawson County, Georgia, with a significant number of residents employed in government. Dawsonville, located approximately 15 miles north of Cumming, Georgia and 22 miles west of Gainesville, Georgia, is situated in the center of the development corridor extending north from Atlanta between Interstate 75 and Interstate 85. The Bank also serves the adjacent counties of Cherokee, Forsyth, Gilmer, Hall, Lumpkin and Pickens.

     As of December 31, 2006, the Bank has a correspondent relationship with The Bankers Bank of Atlanta, Georgia. The correspondent bank provides certain services to the Bank, such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participation and furnishing management investment advice on the Bank's securities portfolio.

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

     As of December 31, 2006, six non-locally owned banks had offices in Dawson County. There are only two locally owned bank in Dawson County. BestBank, a bank headquartered in Milwaukee, Wisconsin, operates a branch office in Dawson County. BB&T operates one office in Dawson County. United Community Bank maintains two branch offices in Dawson County. Regions Bank, headquartered in Birmingham, Alabama, maintains a branch office. GB&T has acquired Mountain State Bank and maintains offices in Dawson County and Forsyth County. First Citizens Bank is the only other locally-owned bank in the county. While there are no other financial institutions with offices in our region, numerous financial institutions within the Atlanta metropolitan area market their services to our residents. In addition to these banks, there are several finance companies, credit union offices, and other non-traditional providers of service that compete in the Bank's market. Many local businesses and individuals have deposits outside the primary service areas of the Bank with these financial institutions. Georgia law allows banks in Georgia to establish newly-formed branch banks in areas in which the Bank serves, which branches, if established, also would compete with the Bank.

Employees
---------

     Except for the officers of the Company, who are also officers of the Bank, the Company does not have any employees. As of December 31, 2006, the Bank had 67 full-time and 7 part-time employees. Chestatee Financial and Chestatee Residential Mortgage had no full-time or part-time employees, with all services rendered by independent contractors. In our opinion, the Company and the Bank each enjoy an excellent relationship with its employees. We are not a party to any collective bargaining agreement.

Selected Financial Information
------------------------------

     A history of the Company's financial position for the period ended December 31, 2006, is as follows (audited, dollar amounts in thousands, except for per share information):

Total Assets.................................................$      299,675
Total Deposits...............................................$      262,504
Total Shareholders Equity....................................$       28,082
Net Income...................................................$        2,963
Number of Issued and Outstanding Shares......................     3,447,381
Book Value Per Share.........................................$         8.15
Net Income Per Share.........................................$         0.86

A history of the Company's financial position for the year ended December 31, 2005, is as follows (audited, dollar amounts in thousands, except for per share information):

Total Assets.................................................$      254,839
Total Deposits...............................................$      215,982
Total Shareholders Equity....................................$       25,266
Net Income...................................................$        2,410
Number of Issued and Outstanding Shares......................     3,446,281
Book Value Per Share.........................................$         7.33
Net Income Per Share.........................................$         0.70

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

     Under Federal Deposit Insurance Corporation Improvement Act of 1991 (or FDICIA), regulators must take prompt corrective action against depository institutions that do not meet minimum capital requirements. FDICIA and the related regulations establish five capital categories as shown in the following table:

                                                  TOTAL RISK-           TIER
CLASSIFICATION                                    BASED CAPITAL         BASED

Well Capitalized (1)                                    10%               6%
Adequately Capitalized (1)                               8%               4%(2)
Undercapitalized (3)                                    <8%              <4%
Significantly Undercapitalized (3)                      <6%              <3%
Critically Undercapitalized (3)                          --               --

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

     At December 31, 2006, the Company is considered to be adequately capitalized and the Bank is considered to be well-capitalized according to the total risk-based regulatory capital requirement. We believe the Bank will remain "well-capitalized" for the foreseeable future. However, rapid growth, poor loan portfolio performance or poor earnings performance, or a combination of these factors, could change our capital position in a short period of time, making an additional capital infusion necessary.

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

     The Board of Governors of the Federal Reserve System is authorized to approve the acquisition by a well capitalized and adequately managed bank holding company of a bank that is located in another state without regard to whether the acquisition is prohibited under the laws of any state. Again, state minimum age laws for banks to be acquired will be preserved unless the state law provides for a minimum age period of more than five years. The Federal Reserve may not approve an interstate acquisition which would result in the acquirer controlling more than 10% of the total amount of deposits of insured depository institutions in the United States with 30% or more of the deposits in the home state of the target bank. A state may waive the 30% limit based on a criterion that does not discriminate against out of state institutions. The limitations do not apply to the initial entry into a state by a bank holding company unless the state has a deposit concentration cap that applies on a nondiscriminatory basis to in-state or out-of-state bank holding companies making an initial acquisition. Anti-trust laws are not affected by the Interstate Banking Act.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     The Company did not submit any matter during the fourth quarter of the fiscal year ending December 31, 2006 to a vote of security holders.


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

           YEAR       NUMBER OF SHARES        HIGH SELLING       LOW SELLING
                          TRADED(1)               PRICE             PRICE
2006
    First Quarter           7,536                $11.00             $10.00
    Second Quarter         23,479                $11.00             $10.00
    Third Quarter           9,850                $12.00             $11.00
    Fourth Quarter            -                    -                   -

2005
    First Quarter           6,600                $10.00             $10.00
    Second Quarter         29,170                $10.00             $10.00
    Third Quarter          27,701                $10.00             $10.00
    Fourth Quarter         10,959                $11.00             $10.00


(1) According to information available to us, there are no trades between family members during the year ended December 31, 2006 to our knowledge. The data regarding the common stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the common stock.

As of March 1, 2007, the Company had 3,447,381 shares of its voting common stock held by approximately 1,200 shareholders of record.

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

     Under Georgia law, the Bank must obtain approval of the Georgia Department before they may pay cash dividends out of retained earnings if the total classified assets at the most recent examination of such bank exceed 80% of the equity capital, the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits, after taxes but before dividends, for the previous calendar year, or the ratio of equity capital to adjusted assets is less than 6%. As discussed above, additional capital requirements imposed by the Georgia Department may limit the Bank's ability to pay dividends to the Company. The Company declared a cash dividend of $0.12 per share in the year ended December 31, 2006, and paid $0.06 per share during that year. The remaining $0.06 per share was paid January 2007. No assurance can be given that the Company will declare any dividends in the future, or if declared, what amounts would be declared or whether such dividends would continue.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

     The following is a discussion of our financial condition and the financial condition of our bank subsidiary, Chestatee State Bank, our mortgage subsidiary, Chestatee Residential Mortgage, Inc. ("CRM") and our financial services subsidiary, Chestatee Financial Services, Inc. ("CFS") at December 31, 2006 and 2005 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

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

Critical Accounting Policies

     We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2006.

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

Overview

     In 2006, we reported net income of $2,963,000 as compared to $2,410,000 in 2005. The improvement in earnings reflects growth in earning assets. Our primary market area of Dawson, Pickens and Forsyth County, Georgia continues to grow.

Financial Condition at December 31, 2006 and 2005

     The following is a summary of our balance sheets for the periods indicated:

                                              Years Ended December 31,
                                           2006                      2005
                                      -------------             --------------
                                               (Dollars in Thousands)

Cash and due from banks               $       4,543             $        4,811
Interest-bearing deposits in banks              749                      3,944
Federal funds sold                           12,593                     10,088
Securities                                   20,695                     27,514
Loans, net                                  249,082                    196,554
Premises and equipment                        7,296                      7,585
Other assets                                  4,717                      4,343
                                      -------------             --------------

                                      $     299,675             $      254,839
                                      =============             ==============

Total deposits                        $     262,504             $      215,982
Other borrowings                              7,000                     12,250
Other liabilities                             2,089                      1,341
Stockholders' equity                         28,082                     25,266
                                      -------------             --------------

                                      $     299,675             $      254,839
                                      =============             ==============

     As of December 31, 2006, we had total assets of $300 million, an increase of 18% over December 31, 2005. Total interest-earning assets were $283 million at December 31, 2006 or 94% of total assets as compared to 93% of total assets at December 31, 2005. Our primary interest-earning assets at December 31, 2006 were loans, which made up 88% of total interest-earning assets as compared to 83% at December 31, 2005. Our ratio of loans to deposits and other borrowings was 92% at December 31, 2006 as compared to 86% at December 31, 2005. Deposit growth of $47 million, cash flows provided from maturing securities of $7 million were primarily used to reduce Federal Home Loan Bank advances by $5 million and to fund loan growth of $54 million.

     Our securities portfolio, consisting of U.S. Agencies, mortgage-backed securities, municipal securities and restricted equity securities, amounted to $20.7 million at December 31, 2006. Net unrealized losses on securities available-for-sale were $325,000 at December 31, 2006 as compared to $584,000 at December 31, 2005. At December 31, 2006, the Company had no securities designated as held-to-maturity. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

     We have 83% of our loan portfolio collateralized by real estate located in our primary market area of Dawson County, Georgia and surrounding counties. Our real estate mortgage portfolio consists of loans collateralized by one to four-family residential properties (7%), multifamily residential properties (1%), loans to finance farmland (1%), construction loans to build one to four-family residential properties (62%), and nonresidential properties consisting primarily of small business commercial properties (29%). We generally require that loans collateralized by real estate not exceed 80% of the collateral value.

     The remaining 17% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

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

Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Although there has been a general slowing in nation's economy in 2006, the real estate values and employment trends in our market area did not significantly deteriorate. We cannot predict what impact a continuing decline in the national economy or a prolonged U.S. presence in Iraq would have on the local economy.

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

     At December 31, 2006, we had unfunded loan commitments outstanding of $70 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At December 31, 2006, we had arrangements with four commercial banks for additional short-term advances of $16,200,000.

     At December 31, 2006, our capital ratios were considered adequate based on regulatory minimum capital requirements. Stockholders' equity increased in 2006 by $2.8 million due to net income of $2.96 million, proceeds from the issuance of stock related to an exercise of options of $10,000, an addition of $96,000 related to stock based compensation and a decrease in other comprehensive income related to our securities available-for-sale of $161,000 along with the payment of $413,000 in dividends to shareholders. For regulatory purposes, the net unrealized gains and losses on securities available-for-sale are excluded in the computation of the capital ratios.

     In the future, the primary source of funds available to us will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. At December 31, 2006, $1,500,000 dividends could be paid by the Bank without regulatory approval.

     The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for Chestatee Bancshares, Inc. and the Bank as of December 31, 2006 are as follows:

                                               Actual
                                     -------------------------        Regulatory
                                     Consolidated         Bank      Requirements
                                     ------------         ----      ------------

     Leverage capital ratio              9.93%            9.60%            5.00%
     Risk-based capital ratios:
         Core capital                    9.97             9.63             6.00
         Total capital                  11.22            10.88            10.00

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

Results of Operations For The Years Ended December 31, 2006 and 2005

     The following is a summary of our operations for the years indicated.

                                          Years Ended December 31,
                                       2006                      2005
                                  -------------             --------------
                                           (Dollars in Thousands)

Interest income                   $      21,135             $       16,354

Interest expense                          8,509                      5,809
                                  -------------             --------------

Net interest income                      12,626                     10,545

Provision for loan losses                 1,140                        674

Other income                              1,018                      1,090

Other expenses                            7,890                      7,307
                                  -------------             --------------

Pretax income                             4,614                      3,654

Income taxes                              1,651                      1,244
                                  -------------             --------------

Net income                        $       2,963             $        2,410
                                  =============             ==============

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

     The net yield on average interest-earning assets was 4.88% in 2006 as compared to 4.20% in 2005. Average interest-earning assets increased overall by $8 million as average loans increased by $22 million, average investments decreased $6 million, fed funds sold decreased by $5 million, and interest bearing deposits with others decreased $2 million. Average interest-bearing liabilities increased by $2 million as average interest bearing demand deposits decreased $5 million, average time deposits increased $18 million and average other borrowings decreased $10 million. The rate earned on average interest-earning assets increased to 8.17% in 2006 from 6.52% in 2005. The rate paid on average interest-bearing liabilities increased to 3.93% in 2006 as compared to 2.71% in 2005. The increase in our net yield was due primarily to an increase in loans and a rising rate environment experienced during the first half of 2006. We would expect to see a decrease in net yield should the prime lending rate decrease.

Provision for Loan Losses
-------------------------

     The provision for loan losses was $1,140,000 in 2006 as compared to $674,000 in 2005. Management's evaluation of the adequacy of the allowance for loan losses is based on known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of underlying collateral, and an analysis of current economic conditions.

     Management believes that, given this review and analysis, the $3,734,000 in the allowance for loan losses at December 31, 2006, or 1.48% of total net outstanding loans and the $4,111,000 in the allowance for loan losses at December 31, 2005, or 2.05% of total net loans outstanding, are adequate at their respective dates to absorb known risks in the portfolio based upon the Bank's historical experience. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Other Income
------------

     Other operating income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Other operating income was $1,018,000 in 2006 as compared to $1,090,000 in 2005. The net decrease is due primarily to a decrease in service charges on deposit accounts of $100,000.

Other Expense
-------------

     Other expenses were $7,890,000 in 2006 as compared to $7,307,000 in 2005, an increase of $583,000. Salaries and employee benefits increased by $578,000 due to annual salary increases, an increase in the number of full time equivalent employees to 70 at December 31, 2006 from 69 at December 31, 2005 and the expense associated with the stock option plans as discussed in Note 1 of the consolidated financial report. The more significant variances found in other expense categories are an increase in director fees of $49,000, an increase in legal fees of $79,000, a decrease in stationery and supplies expense of $76,000, a decrease in audit fees of $25,000, and a decrease in occupancy and equipment expense of $49,000.

Income Tax
----------

     We have reported income tax expense in 2006 of $1,651,000 as compared to an income tax expense in 2005 of $1,245,000. The rate of the tax expense as a percentage of our pretax income was 36% in 2006 and 34% in 2005.

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

     At December 31, 2006, our cumulative one year interest rate-sensitivity gap ratio was 97%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets exceed our interest-bearing liabilities.

     The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2006, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

                                                    After Three        After One
                                                       Months          Year but
                                     Within             but             Within             After
                                      Three            Within            Five              Five
                                     Months           One Year           Years             Years              Total
                               ------------------------------------------------------------------------------------
                                                                     (Dollars in Thousands)
Interest-earning assets:
     Interest-bearing
        deposits in banks      $         749     $           -    $            -    $           -    $          749
     Federal funds sold               12,593                 -                 -                -            12,593
     Securities                            -             1,000             1,281           18,414            20,695
     Loans                           185,560            23,036            39,102            5,307           253,005
                               -------------     -------------    --------------    -------------    --------------

                                     198,902            24,036            40,383           23,721           287,042
                               -------------     -------------    --------------    -------------    --------------
Interest-bearing liabilities:
     Interest-bearing demand
     deposits                         83,398                 -                 -                -            83,398
     Savings                           3,228                 -                 -                -             3,228
     Certificates of deposit          55,769            81,519            16,200                -           153,488
     Other borrowings                  4,500             1,250            1,250                 -             7,000
                               -------------     -------------    --------------    -------------    --------------

                                     146,895            82,769            17,450                -           247,114
                               -------------     -------------    --------------    -------------    --------------
Interest rate sensitivity
     gap                       $      52,007     $    (58,733)    $       22,933    $      23,721    $       39,928
                               =============     =============    ==============    =============    ==============
Cumulative interest rate
     sensitivity gap           $     52,007      $     (6,726)    $       16,207    $      39,928
                               =============     =============    ==============    =============
Interest rate sensitivity
     gap ratio                          1.35              0.29              2.31                -
                               =============     =============    ==============    =============
Cumulative interest rate
     sensitivity gap ratio              1.35             0.97              1.07              1.16
                               =============     =============    ==============    =============


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

                    DISTRIBUTION OF ASSETS, LIABILITIES, AND
                              STOCKHOLDERS' EQUITY:
                    INTEREST RATES AND INTEREST DIFFERENTIALS

Average Balances

     The condensed average balance sheet for the year indicated is presented below. (1)

                                                              Years Ended December 31,
                                                           2006                      2005
                                                      -------------             --------------
                                                               (Dollars in Thousands)
ASSETS

     Cash and due from banks                          $       3,798             $        4,175
     Interest-bearing deposits in banks                       3,465                      5,901
     Taxable securities                                      23,405                     29,281
     Tax-free securities                                      1,334                      1,458
     Securities valuation account                             (544)                      (422)
     Federal funds sold                                      11,948                     17,043
     Loans (2)                                              219,213                    197,695
     Allowance for loan losses                              (4,022)                    (3,650)
     Other assets                                            12,015                     11,439
                                                      -------------             --------------
                                                      $     270,612             $      262,920
                                                      =============             ==============

     Total interest-earning assets                    $     258,821             $      250,956
                                                      =============             ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

     Deposits:
         Noninterest-bearing demand                   $      25,543             $       22,906
         Interest-bearing demand                             90,814                     95,720
         Savings                                              3,541                      3,900
         Time                                               113,323                     95,596
                                                      -------------             --------------
              Total deposits                                233,221                    218,122

     Other borrowings                                         9,009                     19,413
     Other liabilities                                        1,690                      1,283
                                                      -------------             --------------
              Total liabilities                             243,920                    238,818
     Stockholders' equity                                    26,692                     24,102
                                                      -------------             --------------
                                                      $     270,612             $      262,920
                                                      =============             ==============

     Total interest-bearing liabilities               $     216,687             $      214,629
                                                      =============             ==============

(1) For each category, average balances were determined using the daily average balances during the year.
(2) Nonaccrual loans included in average balances for 2006 and 2005 were $2,012,000 and $1,009,000 respectively.

Interest Income and Interest Expense

     The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                                     Years Ended December 31,
                                                                2006                          2005
                                                                      Average                       Average
                                                       Interest          Rate        Interest          Rate
                                                       --------          ----        --------          ----
                                                                      (Dollars in Thousands)
      INTEREST INCOME:
      Interest and fees on loans (1)                   $ 19,439           8.87%      $  14,667          7.42%
      Interest on deposits in banks                         194          5.60              178         3.01
      Interest on taxable securities                        867          3.79              950         3.29
      Interest on tax-free securities                        52          3.91               57         3.90
      Interest on federal funds sold                        583          4.88              502         2.95
                                                       --------                      ---------
      Total interest income                              21,135          8.17           16,354         6.52
                                                       --------                         ------

      INTEREST EXPENSE:
      Interest on interest-bearing
           demand deposits                                2,905          3.20            2,186         2.28
      Interest on savings deposits                           32          0.89               13         0.34
      Interest on time deposits                           5,329          4.70            3,138         3.28
      Interest on other borrowings                          243          2.69              472         2.43
                                                       --------                      ---------
      Total interest expense                              8,509          3.93            5,809         2.71
                                                       --------                      ---------

      NET INTEREST INCOME                              $ 12,626                      $  10,545

      Net interest spread                                                 4.24%                         3.81%
                                                                    ==========                    ==========
      Net yield on average interest-earning assets                        4.88%                         4.20%
                                                                    ==========                    ==========

(1) Interest and fees on loans includes $1,432,000 and $1,025,000 of loan fee income for the years ended December 31, 2006 and 2005, respectively. There was no interest income recognized on nonaccrual loans during 2006 or 2005.

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

                                                                Year Ended December 31,
                                                                     2006 vs. 2005
                                                                    Changes Due To:
                                                        Rate            Volume              Net
                                                   -------------------------------------------------
                                                                (Dollars in Thousands)
Increase (decrease) in:
     Income from interest-earning assets:
         Interest and fees on loans                $        3,064    $       1,708    $        4,772
         Interest on deposits in banks                        110             (94)                16
         Interest on taxable securities                       131            (214)              (83)
         Interest on tax-free securities                        -              (5)               (5)
         Interest on federal funds sold                       262            (181)                81
                                                   --------------    -------------    --------------
                  Total interest income                     3,567            1,214             4,781
                                                   --------------    -------------    --------------

     Expense from interest-bearing liabilities:
         Interest on interest-bearing
              demand deposits                                 836            (117)               719
         Interest on savings deposits                          20              (1)                19
         Interest on time deposits                          1,534              657             2,191
         Interest on other borrowings                          46            (275)             (229)
                                                   --------------    -------------    --------------
                  Total interest expense                    2,436              264             2,700
                                                   --------------    -------------    --------------

                  Net interest income              $        1,131    $         950    $       2,081
                                                   ==============    =============    ==============


                              INVESTMENT PORTFOLIO

Types of Investments

     The carrying amounts of securities at the dates indicated, of which $20,695,000 is classified as available-for-sale, are summarized as follows:

                                                            Years Ended December 31,
                                                         2006                      2005
                                                    -------------             --------------
                                                             (Dollars in Thousands)
     U.S. Government sponsored agencies             $       7,503             $        7,616
     Mortgage-backed securities                            11,044                     17,551
     Municipals                                             1,323                      1,294
     Restricted equity securities                             825                      1,053
                                                    -------------             --------------
                                                    $      20,695             $       27,514
                                                    =============             ==============

Maturities

     The amounts of debt securities in each category as of December 31, 2006 are shown in the following table according to contractual maturity classifications:

     o    one year or less,
     o    after one through five years,
     o    after five through ten years and
     o    after ten years.

Restricted equity securities are not included in the table because they have no contractual maturity.

                                                                         After one                 After five
                                           One year or less         through five years         through ten years
                                        Amount       Yield (1)    Amount       Yield (1)     Amount       Yield (1)

U.S. Government sponsored agencies      $     990        4.00%    $     956        3.09%     $  5,557         3.73%
Mortgage-backed securities                      -            -          272         3.70        1,073          2.83
Municipals                                      -            -            -            -            -             -
                                        ---------    ---------    ---------     --------     --------     ---------
     Total debt securities              $     990        4.00%    $   1,228        3.23%     $  7,195         3.30%
                                        =========                 =========                  ========

                                                                      After ten years                 Total
                                                                  Amount       Yield (1)     Amount       Yield (1)

U.S. Government sponsored agencies                                $       -            -        7,503         3.68%
Mortgage-backed securities                                            9,699         4.37       11,044          4.20
Municipals                                                            1,323         5.62        1,323          5.62
                                                                  ---------     --------     --------     ---------
     Total debt securities                                        $  11,022        4.52%     $ 19,870         4.10%
                                                                  =========                  ========

(1) The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. Yields for tax-free municipal securities are shown as a tax equivalent yield.

                                 LOAN PORTFOLIO

Types of Loans

     The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                              Years Ended December 31,
                                           2006                      2005
                                      -------------             --------------
                                               (Dollars in Thousands)
     Commercial                       $      36,413             $       41,492
     Real estate-construction               130,325                     69,204
     Real estate-mortgage                    78,335                     80,399
     Consumer installment and other           7,743                      9,570
                                      -------------             --------------
                                            252,816                    200,665
     Less allowance for loan losses         (3,734)                    (4,111)
                                      -------------             --------------
     Net loans                        $     249,082             $      196,554
                                      =============             ==============


Maturities and Sensitivities of Loans to Changes in Interest Rates

     Total loans as of December 31, 2006 are shown in the following table according to contractual maturity classifications:

     o    one year or less,
     o    after one through five years, and
     o    after five years.

                                                      (Dollars in Thousands)
Commercial
     One year or less                                    $           22,318
     After one through five years                                    10,179
     After five years                                                 3,916
                                                         ------------------
                                                                     36,413

Construction
     One year or less                                               126,554
     After one through five years                                     3,771
     After five years                                                     -
                                                         ------------------
                                                                    130,325

Other
     One year or less                                                56,433
     After one through five years                                    25,362
     After five years                                                 4,283
                                                         ------------------
                                                                     86,078
                                                         ------------------
                                                         $          252,816
                                                         ==================

     The following table summarizes loans at December 31, 2006 with the due dates after one year that have predetermined and floating or adjustable interest rates.

                                                         (Dollars in Thousands)

     Predetermined interest rates                           $           43,789
     Floating or adjustable interest rates                              52,175
                                                            ------------------
                                                            $           95,964
                                                            ==================

Risk Elements

     Information with respect to nonaccrual, past due, restructured and other problem loans at December 31, 2006 and 2005 is as follows:

                                                                 Years Ended December 31,
                                                              2006                      2005
                                                         -------------             --------------
                                                                  (Dollars in Thousands)
     Nonaccrual loans                                    $         888             $        2,456
     Loans contractually past due ninety
         days or more as to interest or
         principal payments and still accruing                       5                         49
     Restructured loans                                              0                          0
     Potential problem loans                                         0                          0
     Interest income that would have been recorded
         on nonaccrual and restructured loans under
         original terms                                            113                         70
     Interest income that was recorded on
         nonaccrual and restructured loans                           0                          0


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

     Loans charged off in 2006 include the charge off of a $1 million commercial and financial loan. The Company recognized provision expense which was accrued to the allowance for loan losses in prior years in anticipation of the settlement of this credit. Loans charged off in 2006 also include the restructure of a $1.4 million commercial and financial loan, our portion of a larger loan in which several banks participated. The restructuring resulted in write-downs for all banks involved in the credit. Our portion of the write-down totaled $389,000. With the recognition of these charge-offs, the Company's ratio of allowance for loan losses to loans has become more in line with industry standards.

                                                                   Years Ended December 31,
                                                                2006                      2005
                                                           -------------             --------------
                                                                    (Dollars in Thousands)

     Average amount of loans outstanding                   $     219,213             $      203,314
                                                           =============             ==============

     Balance of allowance for loan losses
     at beginning of year                                  $       4,111             $        3,620
                                                           =============             ==============

     Loans charged off
     Commercial and financial                                      1,409                         56
     Real estate- mortgage                                            13                         38
     Installment                                                     111                        140
                                                           -------------             --------------
                                                                   1,533                        234
                                                           -------------             --------------
     Loans recovered
     Commercial and financial                                          -                          -
     Real estate mortgage                                              -                          2
     Installment                                                      16                         49
                                                           -------------             --------------
                                                                      16                         51
                                                           -------------             --------------

     Net charge-offs                                               1,517                        183
                                                           -------------             --------------
     Additions to allowance charged to operating
     expense during year                                           1,140                        674
                                                           -------------             --------------

     Balance of allowance for loan losses at end of year   $       3,734             $        4,111
                                                           =============             ==============
     Ratio of net loans charged off during the
     year to average loans outstanding                             0.69%                      0.09%
                                                           ============              =============

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

     As of December 31, 2006 and 2005, we had made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                                       December 31, 2006                  December 31, 2005

                                         Percent of loans in                Percent of loans in
                                                each category                      each category
                                  Amount       to total loans        Amount       to total loans
                                  -----------  --------------        -----------  --------------
                                                      (Dollars in Thousands)
Commercial                        $       373             14%        $     1,644             21%
Real estate - construction              1,494             52                 690             34
Real estate - mortgage                  1,680             31               1,489             40
Consumer installment
     loans and other                      187              3                 288              5
                                  -----------         ------         -----------         ------
                                  $     3,734            100%        $     4,111             100%
                                  ===========         ======         ===========         =======

                                    DEPOSITS

     Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits is presented below. (1)

                                                                      Years Ended December 31,
                                                                2006                               2005
                                                     Amount         Percent        Amount          Percent
                                                     ------         -------        ------          -------
                                                                    (Dollars in Thousands)
Noninterest-bearing demand deposits                  $    25,543         -%        $    22,906        -%
Interest-bearing demand deposits                          90,814      3.20              95,720     2.28
Savings deposits                                           3,541      0.89               3,900     0.34
Time deposits                                            113,323      4.70              95,596     3.28
                                                     -----------                   -----------
                                                     $   233,221                   $   218,122
                                                     ===========                   ===========

(1) Average balances were determined using the daily average balances during the year.

     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2006 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                                                       (Dollars in Thousands)

         Less than 3 months                                $           29,689
         Three months through twelve months                            52,066
         Over one year through three years                             11,226
         Over three years                                               1,992
                                                           ------------------
                  Total                                    $           94,983
                                                           ==================


                    RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

     The following rate of return information for the year indicated is presented below.

                                                     Years Ended December 31,
                                                     2006              2005
                                                -------------     --------------

     Return on assets (1)                              1.09%              .92 %
     Return on equity (2)                             11.10             10.00
     Dividend payout ratio (3)                        13.95                 -
     Equity to assets ratio (4)                        9.86              9.17

(1)  Net income divided by average total assets.
(2)  Net income divided by average equity.
(3) Dividends declared per share of common stock divided by net income per share.
(4)  Average equity divided by average total assets.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------






                      CHESTATEE BANCSHARES, INC.
                           AND SUBSIDIARIES

                     CONSOLIDATED FINANCIAL REPORT

                           DECEMBER 31, 2006

                           CHESTATEE BANCSHARES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 2006




                                TABLE OF CONTENTS


                                                                           Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.....................F-1

FINANCIAL STATEMENTS

     Consolidated balance sheets............................................F-2
     Consolidated statements of income......................................F-3
     Consolidated statements of comprehensive income........................F-4
     Consolidated statements of stockholders' equity........................F-5
     Consolidated statements of cash flows..................................F-6
     Notes to consolidated financial statements..........................F-7-25

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


To the Board of Directors
Chestatee Bancshares, Inc.
Dawsonville, Georgia

     We have audited the accompanying consolidated balance sheets of Chestatee Bancshares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chestatee Bancshares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

                                           /s/   MAULDIN & JENKINS, LLC
                                           -----------------------------




Atlanta, Georgia
February 28, 2007


                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2006 and 2005

                                                                2006            2005
                                                          -------------    -------------
                                     Assets
                                     ------
Cash and due from banks                                   $   4,543,372    $   4,811,307
Interest-bearing deposits in banks                              748,417        3,944,005
Federal funds sold                                           12,593,000       10,088,000
Securities available for sale, at fair value                 19,870,102       26,461,118
Restricted equity securities, at cost                           824,600        1,052,500

Loans                                                       252,815,886      200,664,996
Less allowance for loan losses                                3,733,653        4,111,154
                                                          -------------    -------------
          Loans, net
                                                            249,082,233      196,553,842
                                                          -------------    -------------

Premises and equipment, net                                   7,296,075        7,585,628
Other assets                                                  4,717,391        4,342,902
                                                          -------------    -------------

          Total assets                                    $ 299,675,190    $ 254,839,302
                                                          =============    =============


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Deposits
    Noninterest-bearing                                   $  22,389,682    $  25,173,468
    Interest-bearing                                        240,114,601      190,809,158
                                                          -------------    -------------
          Total deposits                                    262,504,283      215,982,626
Other borrowings                                              7,000,000       12,250,000
Other liabilities                                             2,088,812        1,340,799
                                                          -------------    -------------
          Total liabilities                                 271,593,095      229,573,425
                                                          -------------    -------------

Commitments and contingencies

Stockholders' equity
    Common stock, no par value; 20,000,000 shares
      authorized; 3,447,381 and 3,446,281 shares issued
      and outstanding, respectively                          24,862,868       24,757,151
    Retained earnings                                         3,421,829          872,405
    Accumulated other comprehensive loss                       (202,602)        (363,679)
                                                          -------------    -------------
          Total stockholders' equity                         28,082,095       25,265,877

          Total liabilities and stockholders' equity      $ 299,675,190    $ 254,839,302
                                                          =============    =============


                 See Notes to Consolidated Financial Statements.


                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                             2006           2005
                                                         ------------    -----------
Interest income
    Loans                                                $ 19,438,985   $ 14,667,170
    Taxable Securities                                        866,889        950,549
    Nontaxable Securities                                      52,201         56,811
    Federal funds sold                                        583,104        502,075
    Interest-bearing deposits in banks                        194,137        177,841
                                                         ------------    -----------
              Total interest income                        21,135,316     16,354,446
                                                         ------------    -----------

Interest expense
    Deposits                                                8,266,447      5,337,995
    Other borrowings                                          242,569        471,663
                                                         ------------    -----------
              Total interest expense                        8,509,016      5,809,658
                                                         ------------    -----------

              Net interest income                          12,626,300     10,544,788
Provision for loan losses                                   1,139,919        673,682
                                                         ------------    -----------
              Net interest income after
                provision for loan losses                  11,486,381      9,871,106
                                                         ------------    -----------

Other income
      Service charges and fees                                802,685        903,092
      Losses on sales of securities available for sale             --        (51,712)
      Other operating income                                  215,245        239,079
                                                         ------------    -----------
              Total other income                            1,017,930      1,090,459
                                                         ------------    -----------

Other expenses
    Salaries and employee benefits                          4,561,575      3,984,070
    Occupancy and equipment expenses                          925,890        975,210
    Other operating expenses                                2,403,232      2,348,122
                                                         ------------    -----------
              Total other expenses                          7,890,697      7,307,402
                                                         ------------    -----------

              Net income before income taxes                4,613,614      3,654,163

Income tax expense                                          1,650,636      1,244,610
                                                         ------------    -----------

              Net income                                 $  2,962,978    $ 2,409,553
                                                         ============    ===========


Basic earnings per share                                 $       0.86    $      0.70
                                                         ============    ===========

Diluted earnings per share                               $       0.84    $      0.69
                                                         ============    ===========

Cash dividends per share                                 $       0.12    $       --
                                                         ============    ===========


                 See Notes to Consolidated Financial Statements.


                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                                            2006          2005
                                                                        -----------   -----------
Net income                                                              $ 2,962,978   $ 2,409,553

Other comprehensive income (loss):
        Unrealized holding gains (losses) on securities
           available for sale arising during the three month and
           nine month period, net of taxes (benefits of $97,682
           and ($148,752)                                                   161,077      (217,299)

       Reclassification adjustment for losses realized in net income,
           net of tax benefits of (18,616)                                       --        33,096
                                                                        -----------   -----------

Other comprehensive income (loss)                                           161,077      (184,203)
                                                                        -----------   -----------

Comprehensive income                                                    $ 3,124,055   $ 2,225,350
                                                                        ===========   ===========


                 See Notes to Consolidated Financial Statements.



                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                   Common Stock                             Accumulated
                                            ----------------------------                       Other          Total
                                                                Amount        Retained     Comprehensive   Stockholders'
                                              Shares           Paid In        Earnings     Income (Loss)      Equity
                                            ----------     --------------   ------------   ------------   -------------
Balance, December 31, 2004                   3,123,000     $   21,554,341   $  1,564,212   $  (179,476)   $  22,939,077
    Net income                                       -                  -      2,409,553              -       2,409,553
    Stock options exercised                     11,000             80,000              -              -          80,000
    Stock based compensation                         -                  -         21,450              -          21,450
    Stock dividend declared                    312,281          3,122,810    (3,122,810)              -               -
    Other comprehensive income                       -                  -              -      (184,203)       (184,203)
                                            ----------     --------------   ------------   ------------   -------------
Balance, December 31, 2005                   3,446,281         24,757,151        872,405      (363,679)      25,265,877
    Net income                                       -                  -      2,962,978              -       2,962,978
    Stock options exercised                      1,100             10,000              -              -          10,000
    Stock based compensation                         -             95,717              -              -          95,717
    Cash dividend declared, $.12 per share           -                  -      (413,554)              -       (413,554)
    Other comprehensive income                       -                  -              -        161,077         161,077
                                            ----------     --------------   ------------   ------------   -------------
Balance, December 31, 2006                   3,447,381     $   24,862,868   $  3,421,829   $  (202,602)   $  28,082,095
                                            ==========     ==============   ============   ============   =============


                 See Notes to Consolidated Financial Statements.



                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                                       2006            2005
                                                                   ------------    ------------
OPERATING ACTIVITIES
    Net income                                                     $  2,962,978    $  2,409,553
                                                                   ------------    ------------
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                    776,965         540,084
        Deferred income taxes                                           191,027        (292,252)
        Provision for loan losses                                     1,139,919         673,682
        Amortization and accretion of securities                        179,709         185,408
        (Gain) loss on sales of securities available for sale                --          51,712
        Stock-based compensation expense                                 95,717          21,450
        Increase in interest receivable                                (443,312)        (52,627)
        Increase in interest payable                                    349,001         126,575
        Net other operating activities                                  (27,650)       (178,790)
                                                                   ------------    ------------

              Net cash provided by operating activities               5,224,354       3,484,795
                                                                   ------------    ------------

INVESTING ACTIVITIES
    Net decrease in interest-bearing deposits in banks                3,195,588       2,406,297
    Net increase in federal funds sold                               (2,505,000)     (5,997,000)
    Purchases of securities available for sale                               --      (7,148,816)
    Proceeds from maturities of securities available for sale         6,670,065       6,023,719
    Proceeds from sales of securities available for sale                     --       3,950,357
    Net decrease in restricted equity securities                        227,900         579,300
    Net increase in loans                                           (53,668,310)     (3,404,236)
    Proceeds from sales of other real estate                                 --              --
    Proceeds from sales of premises and equipment                        10,218              --
    Purchase of premises and equipment                                 (497,630)       (221,822)
                                                                   ------------    ------------

              Net cash used in investing activities                 (46,567,169)     (3,812,201)
                                                                   ------------    ------------

FINANCING ACTIVITIES
    Net increase in deposits                                         46,521,657      15,588,785
    Proceeds from other borrowings                                    3,500,000              --
    Payments on other borrowings                                     (8,750,000)    (13,950,000)
    Cash dividends paid on common stock                                (206,777)             --
    Net proceeds from common stock issued                                10,000          80,000
                                                                   ------------    ------------
              Net cash provided by financing activities              41,074,880       1,718,785
                                                                   ------------    ------------

Net increase (decrease) in cash and due from banks                     (267,935)      1,391,379

Cash and due from banks, beginning of period                          4,811,307       3,419,928
                                                                   ------------    ------------

Cash and due from banks, end of period                             $  4,543,372    $  4,811,307
                                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for:
          Interest                                                 $  8,160,015    $  5,683,083
          Income taxes                                             $  1,422,194    $  1,559,452

    Principal balances of loans transferred to other real estate   $         --    $         --

    Financed sales of other real estate owned                      $         --    $         --



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

          Cash, Due From Bank and Cash Flows

          For purposes of reporting cash flows, cash and due from banks include cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, interest-bearing deposits in banks, federal funds sold, restricted equity securities, and deposits are reported net.

          The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $870,000 and $902,000 at December 31, 2006 and 2005, respectively.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Allowance for Loan Losses (Continued)

          The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

          Premises and Equipment

          Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally by straight-line methods over the estimated useful lives of the assets. Other Real Estate Owned

          Other real estate owned represents properties acquired through or in lieu of loan foreclosure and are initially recorded at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed. There was no other real estate owned at December 31, 2006 or December 31, 2005.

          Income Taxes

          Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

          Stock-Based Compensation

          At December 31, 2006, the Company has two stock-based compensation plans, which are described more fully in Note 8. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Options granted under the plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant, therefore no compensation costs were recognized in connection with these options. The company also has remaining options outstanding that were granted to certain executive officers under employee agreements. Options earned under these agreements were granted at prices based upon the year-end book value of the Company. Compensation costs were recognized for the difference between fair value and book value per share on these options.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Stock-Based Compensation (Continued)

          During 2005 the Company decided to accelerate the vesting on 45,837 options to avoid the income statement impact of adopting SFAS 123 in future years. In accordance with APB 25 the Company estimated that 11,230 or 24.5% of these options would have otherwise become unexercisable over the next three years. The Company estimates the incremental intrinsic value per share to be $1.91 at the measurement date; therefore the Company recognized $21,450 in compensation costs for the years ended December 31, 2005. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                 For the Year Ended
                                                                  December 31, 2005
                                                                 ------------------
          Net income, as reported                                $        2,409,553
          Deduct: Total stock-based employee compensation
             expense determined under fair value based
             method for all awards, net of related tax effects             (225,387)
                                                                 ------------------
          Pro forma net income                                   $        2,184,166
                                                                 ==================
          Earnings per share:
            Basic - as reported                                  $              .70
                                                                 ==================
            Basic - pro forma                                    $              .63
                                                                 ==================
            Diluted - as reported                                $              .69
                                                                 ==================
            Diluted - pro forma                                  $              .62
                                                                 ==================

          Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under the modified-prospective-method, compensation cost recognized for all share-based payments granted on or after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). The Company estimates the incremental intrinsic value per share to be $3.96 at the measurement date; therefore the Company recognized $95,717 in compensation costs for the year ended December 31, 2006. Results for prior periods have not been restated.

          Prior to the adoption of Statement 123(R), the Company would have presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

          Earnings Per Share

          Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options.

          Comprehensive Income

          Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Impact of Recently Issued Accounting Standards

          In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that does not include specific transition provisions. This Statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on the consolidated financial statements of the Company.

          In November 2005, the FASB issued Staff Position (FSP) No. FAS 115-1 and FAS 124-1, The Meaning of Other than Temporary Impairment and Its Application to Certain Investments. FSP 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of the impairment loss. This Staff Position is effective for periods beginning after December 15, 2005, with earlier application permitted. Implementation of this guidance is not expected to have a material impact on the consolidated financial statements of the Company.

NOTE 2.   SECURITIES

          The amortized cost and fair value of securities are summarized as follows:

                                                           Gross            Gross
                                         Amortized      Unrealized       Unrealized        Fair
                                            Cost           Gains           Losses          Value
                                      ---------------  -------------   -------------   ------------
           Securities Available for
           Sale
              December 31, 2006:
              U.S. Treasury and U.S.
                 Government agencies  $    7,620,273    $         -    $   (117,550)   $  7,502,723
              State, county and
              municipal
                 Securities                1,334,111          1,134         (12,451)      1,322,794
              Mortgage-backed
              securities                  11,241,183          2,768        (199,366)     11,044,585
                                      ---------------  -------------   -------------   ------------
                                      $   20,195,567    $     3,902    $   (329,367)   $ 19,870,102
                                      ===============  =============   =============   ============

              December 31, 2005:
              U.S. Treasury and U.S.
                 Government agencies  $    7,789,019    $         -    $   (173,486)   $  7,615,533
              State, county and
              municipal
                 Securities                1,334,770              -         (40,657)      1,294,113
              Mortgage-backed
              securities                  17,921,553              -        (370,081)     17,551,472
                                      ---------------  -------------   -------------   ------------
                                      $   27,045,342    $         -    $   (584,224)   $ 26,461,118
                                      ===============  =============   =============   ============

          Securities with a carrying value of $11,618,000 and $19,194,000 at December 31, 2006 and 2005 were pledged to secure public deposits and for other purposes required or permitted by law.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The amortized cost and fair value of debt securities as of December 31, 2006 by contractual maturity are shown below.

                                                  Securities Available for Sale
                                               ---------------------------------
                                                  Amortized           Fair
                                                     Cost             Value
                                               ---------------   ---------------

           Due in less than one year           $     1,000,000   $      989,375
           Due from one to five years                  997,956          956,060
           Due from five to ten years                5,622,317        5,557,288
           Due after ten years                       1,334,111        1,322,794
           Mortgage-backed securities               11,241,183       11,044,585
                                               ---------------   ---------------
                                               $    20,195,567   $   19,870,102
                                               ===============   ===============

          The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2006.

                                              Less Than Twelve Months            Over Twelve Months
                                           ----------------------------   -----------------------------
                                               Gross                           Gross
                                             Unrealized         Fair         Unrealized       Fair
                                               Losses           Value          Losses         Value
                                           ------------     -----------   -------------   -------------
          December 31, 2006:
            U.S. Treasury and U.S.
               Government agencies         $        --    $           -   $   (117,550)   $   7,502,723
            State, county  and municipal        (2,500)         505,888         (9,951)         290,049
            securities
            Mortgage-backed securities            (441)         400,792       (198,925)      10,048,110
                                           ------------   -------------   -------------   --------------
                                           $    (2,941)   $     906,680   $   (326,426)   $  17,840,882
                                           ============   =============   =============   ==============

          Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The unrealized losses in the portfolio are believed to be temporary due to all securities meeting the criteria of acceptable investment grade and all being backed by government agencies or municipalities. In the event that these securities are held to maturity, no losses should be realized. Also at December 31, 2006, there were 35 securities with unrealized losses. One security had depreciation of slightly more than 4% from the Company's amortized cost basis. The fair value of this security totaled $956,060.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.   LOANS

          The composition of loans is summarized as follows:

                                                        December 31,
                                              ---------------------------------
                                                  2006                2005
                                              -------------    ----------------
          Commercial and industrial           $  36,413,000    $     41,492,000
          Real estate - construction            130,325,000          69,204,000
          Real estate - mortgage                 78,335,000          80,399,000
          Consumer and other                      7,935,419           9,731,000
                                              -------------    ----------------
                                                 253,005,419        200,826,000
          Unearned income                          (189,533)           (161,004)
          Allowance for loan losses              (3,733,653)         (4,111,154)
                                              -------------    ----------------
          Loans, net                          $ 249,082,233    $    196,553,842
                                              =============    ================

          Changes in the allowance for loan losses are as follows:

                                                                 Years Ended December 31,
                                                               ---------------------------
                                                                    2006          2005
                                                               ------------    -----------
          Balance, beginning of year                           $  4,111,154    $ 3,620,445
             Provision for loan losses                            1,139,919        673,682
             Loans charged off                                   (1,533,600)      (234,512)
             Recoveries of loans previously charged off              16,180         51,539
                                                               ------------    -----------
          Balance, end of year                                 $  3,733,653    $ 4,111,154
                                                               ============    ===========

          The total recorded investment in impaired loans was $888,498 and $2,455,832 at December 31, 2006 and 2005, respectively. There were no impaired loans that had related allowances for loan losses determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, at December 31, 2006 and 2005. The average recorded investment in impaired loans for 2006 and 2005 was $2,011,910 and $1,009,015, respectively. Interest income recognized for cash payments received on impaired loans was not material for the years ended December 31, 2006 and 2005.

          In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2006 are as follows:

          Balance, beginning                              $     7,112,322
               Advances                                           986,626
               Repayments                                      (3,712,628)
                                                          ---------------
          Balance, ending                                 $     4,386,320
                                                          ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.   PREMISES AND EQUIPMENT

          Premises and equipment are summarized as follows:

                                                         December 31,
                                               -------------------------------
                                                    2006             2005
                                               -------------    --------------
          Land and land improvements           $   1,405,872    $    1,405,872
          Buildings                                5,596,054         5,576,531
          Equipment                                2,896,004         3,102,148
                                               -------------    --------------
                                                   9,897,930        10,084,551
          Accumulated depreciation                (2,601,855)       (2,498,923)
                                               -------------    --------------
                                               $   7,296,075    $    7,585,628
                                               =============    ==============

NOTE 5.   DEPOSITS

          The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2006 and 2005 was $94,972,752 and $42,233,944,
          respectively. The Company had brokered certificates of deposit at December 31, 2006 and 2005 of $32,490,000 and $2,000,000,
          respectively. The scheduled maturities of time deposits at December 31, 2005 are as follows:

          2007                                                  $ 117,891,407
          2008                                                     24,776,981
          2009                                                      6,045,751
          2010                                                      1,741,804
          2011                                                      3,031,644
                                                                -------------
                                                                $ 153,487,587
                                                                =============

          At December 31, 2006 and 2005, overdraft demand deposits reclassified to loans totaled $51,241 and $29,424, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.   OTHER BORROWINGS

          Other borrowings consist of the following:

                                                                                December 31,
                                                                       ----------------------------
                                                                            2006           2005
                                                                       -------------   ------------
          Adjustable rate advance from Federal Home Loan Bank with     $   3,500,000   $          -
             interest payable quarterly (interest rate adjusts
             quarterly, 5.33% at December 31, 2006), matures May 28,
             2008.
          Fixed rate advance from Federal Home Loan Bank with
             interest payable monthly at 1.99%, matures June 20, 2006.             -      1,250,000
          Fixed rate advance from Federal Home Loan Bank with
             interest payable monthly at 2.84%, matures June 20, 2008.     1,250,000      1,250,000
          Fixed rate advance from Federal Home Loan Bank with
             interest payable monthly at 2.59%, matures September 26,
             2006.                                                                 -      5,000,000
          Fixed rate advance from Federal Home Loan Bank with
             interest payable monthly at 2.50%, matures June 20, 2007.     1,250,000      1,250,000
          Fixed rate advance from Federal Home Loan Bank with
             interest payable monthly at 2.75%, matures October 3,
             2006.                                                                 -      1,000,000
          Fixed rate advance from Federal Home Loan Bank with
             interest payable monthly at 2.16% matures January 30,
             2006.                                                                 -      1,500,000
          Fixed rate advance from Federal Home Loan Bank with
             interest payable monthly at 2.68%, matures January 29,
             2007.                                                         1,000,000      1,000,000
                                                                       -------------   ------------
                                                                       $   7,000,000   $ 12,250,000
                                                                       =============   ============

          The advances from the Federal Home Loan Bank are secured by approximately $8.6 million in mortgage-backed securities and Federal Home Loan Bank stock of $824,600.

          Contractual maturities of other borrowings as of December 31, 2006 are as follows:

          2007                                                     $ 2,250,000
          2008                                                       4,750,000
                                                                   ------------
                                                                   $ 7,000,000
                                                                   ============

NOTE 7.   EMPLOYEE AND DIRECTOR BENEFIT PLANS

          Deferred Compensation Plans

          The Company has a deferred compensation plan providing for death and retirement benefits for its chief executive officer, chief financial officer and executive vice president. The estimated amounts to be paid under the compensation plan are being funded through the purchase of life insurance policies on the officers. The balance of the policy cash surrender values included in other assets at December 31, 2006 and 2005 is $1,516,962 and $1,458,091, respectively. Income recognized on the policies amounted to $58,871 and $46,145. The balance of deferred compensation included in other liabilities at December 31, 2006 and 2005 is $329,692 and $241,778, respectively. Expense recognized for deferred compensation was $87,914 and $75,691 for the years ended December 31, 2006 and 2005, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          401(k) Plan

          The Company has a 401(k) plan available to all eligible employees, subject to certain minimum age and service requirements. Contributions charged to expense were $136,590 and $61,227 for the years ended December 31, 2006 and 2005, respectively.


NOTE 8.   STOCK-BASED COMPENSATION

          The Company has two stock option plans and has reserved a total of 628,000 options, of which 188,000 are subject to shareholder approval, for grant to the Company's officers and directors. Options are granted at the fair value of the Company's common stock at the date of grant and expire ten years from the date of grant.

          The Company also has outstanding options related to previous employee agreements with certain of its executive officers whereby stock options are earned based upon the performance of the Company. Options earned under these agreements are priced at the Company's book value as of year-end and expire ten years from the date the options are earned.

          The number of stock options outstanding for 2005 along with the related exercise prices has been restated to reflect the 10% stock dividend declared in 2005.

          Other pertinent information related to the options follows:

                                                          2006                            2005
                                               --------------------------      ----------------------------
                                                                Weighted-                       Weighted-
                                                                 Average                         Average
                                                                Exercise                         Exercise
                                                Shares            Price          Shares           Price
                                               ----------     -----------      -----------      -----------
           Under option, beginning of year        428,800     $      8.05          426,800      $      8.00
              Granted                              30,000           12.00           13,000             9.22
              Exercised                            (1,100)           9.09          (11,000)            7.27
              Cancelled                                --                               -
                                               ----------                      -----------
           Under option, end of year              457,700            8.31          428,800             8.05
                                               ==========                      ===========

           Exercisable, end of year               360,237            7.86          337,137             7.77
                                               ==========                      ===========
           Weighted-average fair value of
           options granted during the year          $3.96                           $ 4.01

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Information pertaining to options outstanding at December 31, 2006 is as follows:

                                            Options Outstanding                  Options Exercisable
                                ------------------------------------------     -----------------------
                                                 Weighted-
                                                  Average        Weighted-                   Weighted-
                                                 Remaining        Average                     Average
                Range of           Number       Contractual       Exercise        Number     Exercise
            Exercise Prices      Outstanding        Life           Price       Exercisable     Price
           -----------------    ------------    ------------     ----------    -----------  ----------
             $4.32 - $4.57            17,600            3.50     $     4.45         17,600  $    4.45
            $7.27 - $10.00           410,100            6.61           8.21        342,637       8.03
            $10.00 - $12.00           30,000           10.00          12.00             --         --
                                ------------                                   -----------
                                     457,700            6.71           8.31         360,237      7.86
                                ============                                   ============

          The fair value of the options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

                                                                          Years Ended December 31,
                                                                         --------------------------
                                                                          2006               2005
                                                                         --------       -----------
          Dividend yield (as a percent of the fair value of the stock)       1.0%               0%
          Expected life                                                  10 years         10 years
          Expected volatility                                              16.63%           16.98%
          Risk-free interest rate                                           4.63%            4.35%


NOTE 9.   INCOME TAXES

          Income tax expense consists of the following:

                                               Years Ended December 31,
                                            --------------------------------
                                                  2006            2005
                                            -------------     --------------
           Current                          $   1,459,609     $    1,536,862
           Deferred                               191,027           (292,252)
                                            -------------     --------------
                Income tax expense          $   1,650,636     $    1,244,610
                                            =============     ==============

          The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                          2006          2005
                                                     ------------   -----------

          Income taxes at federal statutory rate     $  1,568,629   $ 1,242,415
          Tax-free income                                 (70,907)      (66,827)
          Surtax exemption                                  9,052         7,381
          State income tax                                198,002       149,263
          Other items                                     (54,140)      (87,622)
                                                     ------------   -----------
               Income tax expense                    $  1,650,636   $ 1,244,610
                                                     ============   ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The components of deferred income taxes are as follows:

                                                          December 31,
                                                 ------------------------------
                                                     2006            2005
                                                 --------------   -------------
          Deferred tax assets:
             Loan loss reserves                  $      991,044   $   1,279,170
             Deferred loan fees                          71,522          60,839
             Stock options                                    -          12,740
             Deferred compensation                      124,412          91,237
             Nonaccrual loans                            42,482          27,032
             Other                                            -             372
             Securities available for sale              122,863         220,545
                                                 --------------   -------------
                                                      1,352,323       1,691,935
                                                 ---------------  -------------
          Deferred tax liabilities:
             Depreciation                               286,303         324,466
                                                 --------------   -------------

                 Net deferred tax assets         $    1,066,020   $   1,367,469
                                                 ==============   =============


NOTE 10.  EARNINGS PER SHARE

          Presented below is a summary of the components used to calculate basic and diluted earnings per share.

                                                                  Years Ended December 31,
                                                                ----------------------------
                                                                   2006            2005
                                                                ------------   -------------
           Basic Earnings  Per Share:
           Weighted average common shares outstanding              3,446,995        3,438,222
                                                               =============    =============

           Net income                                          $   2,962,978    $   2,409,553
                                                               =============    =============

           Basic earnings  per share                           $         .86    $         .70
                                                               =============    =============

           Diluted Earnings Per Share:
           Weighted average common shares outstanding              3,446,995        3,438,222
           Net effect of the assumed exercise of stock
           options based on the treasury stock method
           using average market prices for the year                   70,531           73,305
                                                               -------------    -------------
           Total weighted average common shares and
           common stock equivalents outstanding                    3,517,526        3,511,527
                                                               =============    =============

           Net income                                          $   2,962,978    $   2,409,553
                                                               =============    =============

           Diluted earnings  per share                         $         .84    $         .69
                                                               =============    =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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
                                                          December 31,
                                                  ----------------------------
                                                      2006            2005
                                                  ------------    ------------

          Commitments to extend credit            $ 67,046,000    $ 38,974,000
          Financial standby letters of credit        1,049,000       1,225,000
          Credit card commitments                    2,610,000       4,230,000
                                                  ------------    ------------
                                                  $ 70,705,000    $ 44,429,000
                                                  ============    ============

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

          At December 31, 2006 and 2005, the carrying amount of liabilities related to the Company's obligation to perform under financial standby letters of credit was insignificant. The Company has not been required to perform on any financial standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2006 and 2005.

          Contingencies

          In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12.  CONCENTRATIONS OF CREDIT

          The Company originates primarily commercial, residential, and consumer loans to customers in Dawson County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in the Dawson County area.

          Approximately eighty two percent of the Company's loan portfolio is concentrated in real estate loans, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

          The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $6.0 million.

NOTE 13.  REGULATORY MATTERS

          The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2006, approximately $1.5 million in dividends could be paid without prior regulatory approval.

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

          Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2006 and 2005, the Company and the Bank met all capital adequacy requirements to which they are subject.

          As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category. Prompt corrective action provisions are not applicable to bank holding companies.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Company and the Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                   To Be Well
                                                                             For Capital        Capitalized Under
                                                                              Adequacy          Prompt Corrective
                                                       Actual                 Purposes          Action Provisions
                                               -----------------------    ------------------  ---------------------
                                                 Amount       Ratio       Amount     Ratio      Amount       Ratio
                                                ----------  ----------    --------   -------  ------------   ------
                                                                      (Dollars in Thousands)
                                                --------------------------------------------------------------------
          December 31, 2006:
          Total Capital to Risk Weighted Assets
             Consolidated                       $  31,833     11.22   $    22,694        8%   $       N/A       N/A
             Bank                               $  30,874     10.88   $    22,694        8%   $    28,368       10%
          Tier I Capital to Risk Weighted
          Assets
             Consolidated                       $  28,285      9.97   $    11,347        4%   $       N/A       N/A
             Bank                               $  27,326      9.63   $    11,347        4%   $    17,021        6%
          Tier I Capital to Average Assets
             Consolidated                       $  28,285      9.93   $    11,388        4%   $       N/A       N/A
             Bank                               $  27,326      9.60   $    11,388        4%   $   14,235         5%
          December 31, 2005:
          Total Capital to Risk Weighted
          Assets
             Consolidated                      $   28,433    12.75%   $   17,840         8%   $       N/A       N/A
             Bank                              $   27,803    12.47%   $   17,840         8%   $    22,300       10%
          Tier I Capital to Risk Weighted
          Assets
             Consolidated                      $   25,629    11.49%   $    8,920         4%   $       N/A       N/A
             Bank                              $   24,999    11.21%   $    8,920         4%   $    13,380        6%
          Tier I Capital to Average Assets
             Consolidated                      $   25,629     9.88%   $   10,370         4%   $       N/A       N/A
             Bank                              $   24,999     9.64%   $   10,370         4%   $   12,962         5%


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                                    December 31,
                                           ---------------------------------------------------------------
                                                        2006                             2005
                                           -------------------------------   -----------------------------
                                             Carrying           Fair           Carrying          Fair
                                              Amount            Value           Amount           Value
                                           --------------   --------------   --------------  -------------
          Financial assets:
             Cash, due from banks,
             interest-
                bearing deposits in banks,
                and funds sold             $  17,884,789    $  17,884,789    $  18,843,312   $  18,843,312
             Securities available for sale    19,870,102       19,870,102       26,461,119      26,461,119
             Restricted equity securities        824,600          824,600        1,052,500       1,052,500
             Loans                           252,815,886      250,980,541      200,664,996     198,742,124
             Accrued interest receivable       1,749,541        1,749,541        1,306,229       1,306,229

          Financial liabilities:
             Deposits                        262,504,283      273,686,573      215,982,626     214,626,000
             Other borrowings                  7,000,000        6,889,699       12,250,000      11,865,816
             Accrued interest payable            822,420          822,420          473,419         473,419

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          ----------------------------------------------------------------------------------------------------------
                                                               INDUSTRY SEGMENTS
          --------------------------------------------------------------------------------------------------------
          For the Year         Commercial                                  All
          Ended
          --------------------------------------------------------------------------------------------------------
          December 31, 2006      Banking       Mortgage    Financial      Other       Eliminations       Total
          Interest income    $   21,135,316   $        -   $       -   $         -   $           -    $  21,135,316

          Interest expense        8,509,016            -           -             -               -        8,509,016

          Net interest
          income                 12,626,300            -           -             -               -       12,626,300

          Intersegment net
          interest income
          (expense)                       -            -           -             -               -                -

          Other revenue
          from external
          sources                   960,012       42,199      15,719             -               -        1,017,930

          Depreciation              776,965            -           -             -               -          776,965

          Provision for
          loan losses             1,139,919            -           -             -               -        1,139,910

          Segment profit
          (loss) before
          taxes                    4,738,194      40,267       13,761      (178,608)             -        4,613,614

          Segment assets         299,597,461     355,670      58,025       806,366       (1,142,332)    299,675,190

          Expenditures for
          premises and
          equipment                 497,630            -           -             -               -         497,630


          ----------------------------------------------------------------------------------------------------------
                                                               INDUSTRY SEGMENTS
          ----------------------------------------------------------------------------------------------------------
          For the Year         Commercial                                  All
          Ended
          ----------------------------------------------------------------------------------------------------------
          December 31, 2005      Banking       Mortgage    Financial      Other       Eliminations       Total

          Interest income    $   16,354,446   $        -   $       -   $         -   $           -   $  16,354,446

          Interest expense        5,809,658            -           -             -               -       5,809,658

          Net interest
          income                 10,544,788            -           -             -               -      10,544,788

          Intersegment net
          interest income
          (expense)                       -            -           -             -               -               -

          Other revenue
          from external
          sources                 1,034,119       45,148      11,192             -               -       1,090,459

          Depreciation              540,084            -           -             -               -         540,084

          Provision for
          loan losses               673,682            -           -             -               -         673,682

          Segment profit
          (loss) before
          taxes                    3,689,512      44,726       10,931      (91,006)              -        3,654,163

          Segment assets         254,774,071     316,365      45,162       304,755       (601,051)      254,839,302

          Expenditures for
          premises and
          equipment                 221,822            -           -             -               -         221,822


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16.  SUPPLEMENTARY FINANCIAL DATA

          Components of other income and expenses in excess of 1% of total revenue are as follows:

                                                 Years Ended December 31,
                                                 ------------------------
                                                    2006          2005
                                                 ---------     ----------
          Other expenses:
             Legal and professional              $ 250,344     $  256,848
             Stationery and supplies               143,307        219,064
             Data processing                       314,156        313,213


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


NOTE 18.  PARENT COMPANY FINANCIAL INFORMATION

          The following information presents the condensed balance sheet, statements of operations and cash flows of Chestatee Bancshares, Inc. as of and for the years ended December 31, 2006 and 2005:

                            CONDENSED BALANCE SHEETS

                                                                    2006           2005
                                                               -------------  ---------------
          Assets
             Cash                                              $    252,271   $      258,584
             Investment in subsidiaries                          27,516,265       24,994,882
             Other assets                                           554,096           46,171
                                                               -------------  ---------------

               Total assets                                    $ 28,322,632   $   25,299,637
                                                               =============  ===============

          Liabilities
             Other liabilities                                 $    240,537   $       33,760
                                                               -------------  ---------------

          Stockholders' equity                                   28,082,095       25,265,877
                                                               -------------  ---------------

               Total liabilities and stockholders' equity      $ 28,322,632   $   25,299,637
                                                               =============  ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       CONDENSED STATEMENTS OF OPERATIONS
                                                                             2006           2005
                                                                          ----------     ----------
          Income:
             Dividends declared by subsidiary                             $  750,000     $        -
                                                                          ----------     ----------

          Expenses:
             Employee benefits                                                95,717     $   21,450
             Interest                                                              -              -
             Other                                                            82,891         69,556
                                                                          ----------     ----------
               Total expenses                                                178,608         91,006
                                                                          ----------     ----------

               Income (loss) before income tax benefits and equity
               in undistributed income of subsidiaries                       571,392        (91,006)

          Income tax benefits                                                (31,280)       (26,247)
                                                                          -----------    ----------

               Income (loss) before equity in undistributed
               income of subsidiaries                                        602,672        (64,759)

          Equity in undistributed income
          of subsidiaries                                                   2,360,306      2,474,312
                                                                          -----------    -----------

               Net income                                                 $ 2,962,978    $ 2,409,553
                                                                          ===========    ===========


                       CONDENSED STATEMENTS OF CASH FLOWS
                                                                              2006            2005
                                                                          -----------     ----------
          OPERATING ACTIVITIES
             Net income                                                   $ 2,962,978     $ 2,409,553
             Adjustments to reconcile net income to net cash
               provided by (used in) operating activities:
               Undistributed income of subsidiaries                        (2,360,306)     (2,474,312)
               Increase in dividends receivable                              (500,000)             -
               Stock-based compensation                                        95,717          21,450
               Net other operating activities                                  (7,925)             76
                                                                          -----------     -----------

               Net cash provided by (used in) operating activities            190,464         (43,233)
                                                                          -----------     -----------

          FINANCING ACTIVITIES
             Cash dividends paid on common stock                             (206,777)             -
             Exercise of stock options                                         10,000          80,000
                                                                          -----------     -----------

               Net cash provided by (used in) financing activities           (196,777)         80,000
                                                                          -----------     -----------

          Net (decrease) increase in cash                                     (6,313)          36,767

          Cash at beginning of year                                           258,584         221,817
                                                                          -----------     -----------

          Cash at end of year                                             $   252,271     $   258,584
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


                                    PART III
                                    --------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          -------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(a) OF  THE EXCHANGE ACT
          --------------------------------------------------

     The following paragraphs set forth for each director, principal officer and significant employee of the Company:

     o    the name of each director of the Company;
     o    the year he was first elected a director;
     o a description of his position and offices with the Company (other than as a director), if any; and
     o a brief description of his principal occupation and business experience during at least the last five years.

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

Directors
---------
________________________________________________________________________________________________________
Name                        Age       Term as Director        Business Experience
________________________________________________________________________________________________________
R. Millard Bowen            64           Since 1999          Owner of Millard Bowen Communities;
                                                             principal of several real estate related
                                                             business entities
________________________________________________________________________________________________________
Marcus C. Byrd, Jr.         53           Since 1999          Owner of Byrd's Mini-Storage, Byrd's
                                                             U-Haul, Byrd's Intent Land Fill, Inc, and
                                                             North Georgia Trailer Center, Inc.
________________________________________________________________________________________________________
Glennon C. Grogan           67           Since 1999          President of  Newco Sports and Outdoor
                                                             Lighting and the Secretary/Treasurer and
                                                             50% owner of Etowah Environment Group,
                                                             Inc. (waste management); principal of
                                                             several real estate ventures(1)
________________________________________________________________________________________________________
James H. Grogan             63           Since 1999          President and 50% owner of Etowah
                                                             Environmental Group, Inc. (waste
                                                             management); principal of several real
                                                             estate ventures(2)
________________________________________________________________________________________________________
Andrew M. ("Jack") Head     53           Since 1999          President of Head Management Group;
                                                             involved as an owner or director or both
                                                             in resort development and restaurant
                                                             franchise businesses; past Chairman and
                                                             Chief Executive Officer of Head
                                                             Distributing Company (wholesale groceries)
________________________________________________________________________________________________________
J. Philip Hester, Sr.       54           Since 1999          President and Chief Executive Officer of
                                                             Chestatee State Bank, Chestatee Financial
                                                             Services and Chestatee Residential
                                                             Mortgage; former President, Chief
                                                             Executive Officer, and a director of the
                                                             First Community Bank of Dawsonville from
                                                             1990 until 1999; former President, Chief
                                                             Executive Officer, and a director of the
                                                             Waycross Company & Trust from 1987 to
                                                             1990; engaged in banking business in
                                                             various capacities since 1975
_______________________________________________________________________________________________________
B. Todd Howard              40           Since 1999          President of BTH Investments; President
                                                             and co-owner of The Lumber Depot d/b/a
                                                             Coal Mountain Builders Supply; co-owner
                                                             of Oakmont Investment Group LLP; member
                                                             of the Gilmer County Homebuilders
                                                             Association
_______________________________________________________________________________________________________

______________
(1)  Brother of James H. Grogan
(2)  Brother of Glennon C. Grogan


________________________________________________________________________________________________________
Name                        Age       Term as Director        Business Experience
_______________________________________________________________________________________________________
David E. Johnson            64           Since 1999          President and owner of Sleeveco, Inc.
                                                             (manufacturer of plastic packaging
                                                             materials), a finalist in "Georgia Family
                                                             Business of the Year 2002;" 2001
                                                             Businessman of the Year for Dawson County
_______________________________________________________________________________________________________
W. Alan McRae               54           Since 1999          Owner of McRae & Stolz, Inc. (real
                                                             estate development firm)
_______________________________________________________________________________________________________
Kim M. Mills                45           Since 1999          Principal of Mills Fuel Service, Inc.;
                                                             served as a director of First Community
                                                             Bank of Dawsonville from 1994 through 1997
_______________________________________________________________________________________________________

Except as disclosed, there are no family relationships between any of our directors. No director is a member of the board of directors of a publicly held company which is required to file reports with the Securities and Exchange Commission.

     All of our directors are independent within the meaning of Rule 4200(a)(15) of the Nasdaq Market Rules with the exception of Philip Hester, who serves as our President and Chief Executive Officer. Our independent directors meet periodically without Philip Hester on matters requiring independence.

     The Board of Directors provides a process for shareholders of the Company to send communications to the Board of Directors. Shareholders and other parties interested in communicating directly with our Board of Directors may do so by writing to the Chestatee Bancshares, Inc., Board of Directors, 6639 Highway 53 East, Dawsonville, Georgia 30534. All correspondence received under this process is compiled by the assistant to Deborah McLeod and presented to the Board of Directors or, if specified, to that director. Concerns relating to accounting, internal controls or auditing matters are handled in accordance with procedures established by the Audit Committee as set forth in the Audit Charter previously disseminated to shareholders of the Company in our 2006 proxy statement. Shareholders wishing to communicate directly with our independent directors should send all correspondence to 6639 Highway 53 East, Dawsonville, Georgia 30534, Attention: Audit Committee.

     It is the policy of the Company that all directors be present at the Annual Meeting, barring unforeseen or extenuating circumstances. All directors were present at our 2006 Annual Meeting with the exception of Alan McRae.

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

No director is a party in a material proceeding adverse to our interests or the interests of our subsidiaries.

     The Board of Directors holds regularly scheduled meetings monthly and annual meetings are called from time to time as needed. Twelve meetings of our Board of Directors were held during the last full fiscal year. All directors during the last full fiscal year attended at least 75% of the aggregate of the total number of meetings of our Board of Directors held during that time and meetings of the committees of which that director was a member. We have established a number of committees to assist it in the discharge of our duties, including an audit committee, nominating committee and a compensation committee.

     The Audit Committee operates pursuant to the Charter approved by the Company's Board of Directors. The Audit Committee Charter sets out the responsibilities, authority and specific duties of the Audit Committee. The Charter specifies, among other things, the structure and membership requirements of the Audit Committee, as well as the relationship of the Audit Committee to the independent accountants, the internal audit department, and management of the Company. The Audit Committee generally approves the engagement of our principal accountant to render audit and non-audit services prior to the engagement of the accountant and the provision of those services. The Audit Committee is thereafter responsible for reviewing the financial statements and audit reports of our independent auditors, in serving as liaison with those independent auditors on behalf of the Company, and discussing the audit function and results of the audit with the Board of Directors pursuant to its Charter. The Audit Committee consists of Messrs. Glen Grogan, Head, Howard and McRae. The Audit Committee met five times in 2006.

     The Company does not have an audit committee financial expert. In the market in which the Company operates there are a limited number of persons that possess all of the attributes required under regulations to qualify as an audit committee financial expert. To date no person has acceded to the Company's proposal to join our Board of Directors to serve as the audit committee financial expert. The Company continuously seeks qualified persons to serve in this capacity. The Board of Directors has concluded that no member of the Audit Committee has a relationship which, in the opinion of the Board of Directors, would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director and each is an "independent director" within the meaning of Rule 4200(a)(15) of the Nasdaq Market Rules.

     The Company's Audit Committee has issued the following report with respect to the audited financial statements of the Company for the fiscal year ended December 31, 2006:

     o The Audit Committee has reviewed and discussed with the Company's management the Company's fiscal 2006 audited financial statements;
     o The Audit Committee has discussed with the Company's independent auditors, Mauldin & Jenkins, LLC, the matters required to be discussed by Statement on Auditing Standards No. 61;
     o The Audit Committee has received the written disclosures and letter from the independent auditors required by Independence Standards Board No. 1 (which relates to the auditors' independence from the Company and its related entities) and has discussed with the auditors their independence from the Company; and

Based on the review and discussions referred to in the three items above, the Audit Committee recommended to the Board of Directors that the fiscal 2006 audited financial statements be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

     The Nominating Committee is comprised of Messrs. McRae, Mills and Jim Grogan. Each member has been judged by the Board of Directors an "independent director" within the meaning of Rule 4200(a)(15) of the Nasdaq Market Rules. The committee met once in 2006. The Nominating Committee does not have a charter.

     The Nominating Committee has a policy for consideration of candidates for the Board of Directors as recommended by shareholders of the Company. Nominees meet personally with the members of the committee and are interviewed to determine the individual's independence, skills and experience relative to the needs of the Company. In its evaluation of prospective candidates for director, the committee looks for individuals generally recognized as successful in business or community efforts, that enjoy a reputation for honesty and integrity, that have demonstrated commitment to the communities in which the Bank operates and that have demonstrated in meetings with the committee his or her commitment to the best interests of the shareholders and employees of the Company and the Bank. There is no difference in the nominee evaluation process if the candidate is nominated by a shareholder or otherwise.

     The process whereby the Nominating Committee identifies candidates may include identification of individuals well-known in the community in which the Company operates and individuals recommended to the committee by current directors or officers who know those individuals through business or other professional relationships, as well as recommendations of individuals to the committee from shareholders and customers. Nominations made by shareholders and customers must be in writing and delivered or mailed to the President of the Company by a date not later than the 120th calendar day before the date of our proxy statement released to shareholders in connection with the previous year's annual meeting. The committee also identifies nominees recommended by shareholders or groups of shareholders beneficially owning more than 5% of our voting common stock for at least one year as of the date the recommendation was made. Any nominations by shareholders must contain the: (a) name and residence address of the nominating shareholder; (b) name and address of each proposed nominee; (c) principal occupation of each proposed nominee; and (d) number of shares of common stock of the Company owned by each proposed nominee. Nominations not made in accordance with this procedure may be disregarded by the presiding officer of the Annual Meeting, in his discretion, and upon his instruction the inspector of election may disregard all votes cast for each such nominee.

     The Nominating Committee did not receive any nominees by any shareholders by a date not later than the 120th calendar day before the date of our proxy statement released to shareholders in connection with the previous year's annual meeting. There have not been any material changes to the procedures by which shareholders may recommend nominees to our committee since our proxy statement for last year's annual meeting. All nominees are either executive officers or standing for re-election.

     The Compensation Committee is composed of Messrs. Head, McRae and Johnson. That committee, which met two times in 2006, reviews and evaluates the compensation policy of the Company, including bonuses, option grants, and director compensation. Each member has been judged by the Board of Directors an "independent director" within the meaning of Rule 4200(a)(15) of the Nasdaq Market Rules. No members are or were officers or employees of the Company or our subsidiaries. The Compensation Committee does not have a charter.

     The Compensation Committee has broad authority to review management's performance, assess market competition and set guidelines for compensation of our directors and executive officers. The committee does not delegate its authority regarding compensation but does periodically seek input from Philip Hester in his capacity as President and Chief Executive Office and Deborah McLeod in her capacity as Chief Financial Officer. The committee has not to date sought advice of compensation consultants as to the amount or form of management compensation.


Executive Officers
------------------
__________________________________________________________________________________________________________________
Name and Office                         Age       Period of Service      Business Experience
__________________________________________________________________________________________________________________
J. Philip Hester, Sr.,                  54           Since 1999          Former President, Chief Executive
President and Chief Executive                                            Officer, and Director of the First
Officer                                                                  Community Bank of Dawsonville from 1990
                                                                         until 1999; former President, Chief
                                                                         Executive Officer, and Director of the
                                                                         Waycross Company & Trust from 1987 to
                                                                         1990; engaged in banking business in
                                                                         various capacities since 1975
__________________________________________________________________________________________________________________
James M. Curry,                         55           Since 2001          Employed by SunTrust Bank, N.A. from 1985
Executive Vice-President of the                                          until joining Chestatee State Bank
Chestaee State Bank
__________________________________________________________________________________________________________________
Deborah F. McLeod,                      47           Since 2002          Employed by Citizens Bank of Forsyth,
Executive Vice-President and Chief                                       from 2001 until joining the Company;
Financial Officer of the Company                                         employed by BB&T following its
and its subsidiaries                                                     acquisition of Century South Banks until
                                                                         2001
__________________________________________________________________________________________________________________


There are no family relationships between any of our executive officers. During the previous five years, no executive officer of the Company or its subsidiaries was the subject of a legal proceeding (as defined above) that is material to an evaluation of the ability or integrity of the executive officer. No executive officer is a party in a material proceeding adverse to the interests of the Company or its subsidiaries.

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

Compensation of Directors
-------------------------

     The Company and the Bank pay each director a $12,000 annual retainer fee. Members of the various committees are also paid $100 for each committee meeting attended (except for the chair of each committee that receives $150 for each meeting attended). Directors may also be reimbursed from time to time for expenses related to service as a member of the Board of Directors. The directors are also entitled to participate in the 2000 Non-Employee Stock Option Plan approved by our shareholders.

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

ITEM 10.     EXECUTIVE COMPENSATION
             ----------------------

     The following table sets forth the cash and cash equivalent forms of compensation received by the principal executive officer of the Company and its named executive officers in the fiscal year ended December 31, 2006, and all cash and cash equivalent forms of compensation received by the chief executive officer and all named executive officers of the Company as a group. Perquisites with an aggregate compensation amount of less than $10,000 may not be included.

                                                        SUMMARY COMPENSATION TABLE
                                                        --------------------------

_________________________________________________________________________________________________________________________________
Name and Principal Position Year    Salary      Bonus     Stock   Option   Non-Equity  Nonqualified    All Other        Total
                                                          Awards  Awards    Incentive      and       Compensation
                                                                              Plan       Deferred
                                                                          Compensation Compensation
                                                                                         Earnings
_________________________________________________________________________________________________________________________________
(a)                         (b)       (c)        (d)        (e)    (f)         (g)         (h)            (i)            (j)
_________________________________________________________________________________________________________________________________
J. Philip Hester, Sr.,      2006   $ 197,305   $ 90,465           19,800                 $ 54,309       $ 1,932     $ 363,811(1)
CEO, President, Director
                           ______________________________________________________________________________________________________
                            2005   $ 180,895   $ 95,712                                  $ 55,831                   $ 332,438(2)
_________________________________________________________________________________________________________________________________

James M. Curry,             2006   $ 126,948   $ 63,366           15,840                 $ 34,811       $ 1,130     $ 242,095(1)
Executive VP
                           ______________________________________________________________________________________________________
                            2005   $ 121,163   $ 69,904                                  $ 23,946                   $ 215,013(2)
_________________________________________________________________________________________________________________________________

Deborah F. McLeod,          2006   $ 126,948   $ 63,366           15,840                 $ 25,794        $ 490      $ 232,438(1)
CFO, Executive VP
                           ______________________________________________________________________________________________________
                            2005   $ 121,163   $ 69,904                                  $ 7,955                     $199,002(2)
_________________________________________________________________________________________________________________________________


________________

(1) The Company has accrued a deferred compensation expense under the defined contribution plan totaling $42,543, contributed $11,766 to its 401(k) plan for eligible employees for Mr. Hester and accrued bonuses totaling $90,465 during the fiscal year ended December 31, 2006. The Company accrued deferred compensation expense under a defined contribution plan totaling $27,194, contributed $7,617 to its 401(k) plan and accrued a bonus of $63,366 for Mr. Curry. The Company accrued a bonus of $63,366, contributed $7,617 to its 401(k) plan and accrued a deferred compensation expense under the defined contribution plan totaling $18,177 for Ms. McLeod. Premiums paid by the Company for personal life insurance policies of the named executives are shown in column (i). Column (f) shows the fair value of stock options at grant date computed in accordance with FAS 123R.

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

     J. Philip Hester, Sr., President and Chief Executive Officer, as well as a director, of the Company, the Bank, Chestatee Financial Services and Chestatee Residential Mortgage, entered into an Amended and Restated Employment Agreement with the Bank effective September 17, 2001 for a term ending December 31, 2004, with automatic renewals of one year each absent termination for death, disability, cause, termination without cause or voluntary resignation through December 31, 2009. Mr. Hester's base salary from the effective date is $143,325, increasing 5% annually beginning January 1, 2002. In addition to the base salary, Mr. Hester will receive a performance bonus based upon a criteria established by the Compensation Committee of the Board of Directors during the last calendar quarter of each fiscal year for the subsequent year. The Board of Directors approved retirement benefits for Mr. Hester funded through the purchase of life insurance policies on his life. The balance of the policy cash surrender values included in other assets at December 31, 2006 is $739,966 and the income recognized on the policies amounted to $26,692 for the year ended December 31, 2006. The deferred compensation liability was $235,870 and expense recognized was $42,543 at and for the year ended December 31, 2006. Mr. Hester is also entitled to certain additional benefits, including an automobile allowance, a $1 million term life insurance policy, annual paid vacation, healthcare insurance and disability insurance.

     As a condition of employment, Mr. Hester was required to purchase at least 10,000 shares of the Bank's common stock. The shares were converted to shares of the Company by virtue of the merger of the Company and the Bank on March 31, 2000. In 2004, Mr. Hester was granted an option to purchase 55,000 shares of our common stock. The exercise price of the options is $9.09 per share, the fair market value per share of our common stock at the time the options were granted, payable in cash. The option expires ten years after the date granted. In addition, Mr. Hester was previously granted an option to purchase 46,200 shares of our common stock. The exercise price of the options is $7.27 per share, the fair market value per share of our common stock at the time the options were granted, payable in cash. The option expires ten years after the date granted. As of December 31, 2006, Mr. Hester had already earned options to acquire up to 17,600 shares of the common stock under his original employment agreement after giving effect to the two-for-one stock split in October 2000 and 10% stock dividend issued September 2005. At December 31, 2006, Mr. Hester had earned options to acquire 85,801 shares of common stock.

     Mr. Curry entered into an employment agreement with the Bank effective December 31, 2001. The initial term of the agreement runs through December 31, 2004, with automatic renewals of one year each absent termination for death, disability, cause, termination without cause or voluntary resignation through December 31, 2009. Mr. Curry was initially paid a base salary at inception of $100,000 annually, that salary to be increased annually by 5% commencing January 1, 2003. In addition, Mr. Curry is entitled to receive a performance bonus each year based upon a criteria established by the Compensation Committee of the Board of Directors during the last calendar quarter of each fiscal year for the subsequent year. The Board of Directors approved retirement benefits for Mr. Curry funded through the purchase of life insurance policies on his life. The balance of the policy cash surrender values included in other assets at December 31, 2006 is $459,700 and the income recognized on the policies amounted to $17,219 for the year ended December 31, 2006. The deferred compensation liability was $71,325 and expense recognized was $27,194 at and for the year ended December 31, 2006. In addition to his salary and customary benefits, Mr. Curry was granted an option to acquire up to 33,000 shares of the Company's common stock, vesting one fifth annually beginning August 17, 2006. Mr. Curry had previously been granted 16,500 shares of the Company's common stock, which were fully vested at December 31, 2006. The exercise price of the options is $9.09 per share, the fair market value per share of our common stock at the time the options were granted, payable in cash. The option expires ten years after the date granted. At December 31, 2006, Mr. Curry had earned options to acquire 34,101 shares of common stock. Mr. Curry is also entitled to certain additional benefits, including an automobile allowance, a $500,000 term life insurance policy, annual paid vacation, healthcare insurance and disability insurance.

     Ms. McLeod entered into an employment agreement with the Bank effective July 1, 2002. The initial term of the agreement runs through December 31, 2004, with automatic renewals of one year each absent termination for death, disability, cause, termination without cause or voluntary resignation through December 31, 2009. Ms. McLeod is paid a base salary at inception of $100,000 annually, that salary to be increased annually by 5% commencing January 1, 2003. The Board of Directors approved retirement benefits for Ms. McLeod funded through the purchase of life insurance policies on her life. The balance of the policy cash surrender values included in other assets at December 31, 2006 is $317,296 and the income recognized on the policies amounted to $14,960 for the year ended December 31, 2006. The deferred compensation liability was $22,497 and expense recognized was $18,177 at and for the year ended December 31, 2006. In addition, Ms. McLeod is entitled to receive a performance bonus each year based upon a criteria established by the Compensation Committee of the Board of Directors during the last calendar quarter of each fiscal year for the subsequent year. In addition to her salary and customary benefits, Ms. McLeod was granted an option to acquire up to 33,000 shares of the Company's common stock, vesting one fifth annually beginning August 17, 2006. Ms. McLeod had previously been granted 11,000 shares of the Company's common stock, vesting one third annually beginning July 1, 2003. The exercise price of the options is $9.09 per share, the fair market value per share of our common stock at the time the options were granted, payable in cash. The option expires ten years after the date granted. At December 31, 2006, Ms. McLeod had earned options to acquire 24,935 shares of common stock. Ms. McLeod is also entitled to certain additional benefits, including an automobile allowance, a $500,000 term life insurance policy, annual paid vacation, healthcare insurance and disability insurance.

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

     The following table provides information on outstanding equity awards made to executive officers. The Company has not issued stock awards to any employee. Refer to the Stock-Based Compensation section of Note 1. of the Notes to Consolidated Financial Statements for further details regarding the Company's employee stock option plans.

                                            OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
                                            --------------------------------------------

                                              Option Awards                                       Stock Awards
                      ______________________________________________________________  _____________________________________
                                                                                                                   Equity
                                                                                                                 Incentive
                                                                                                                    Plan
                                                                                                          Equity  Awards:
                                                                                                        Incentive  Market
                                                                                                           Plan      or
                                                                                                         Awards:   Payout
                                                                                                Market    Number   Value
                                                                                        Number  Value       of       of
                                                        Equity                            of      of     Unearned Unearned
                                                      Incentive                         shares  Shares   Shares,  Shares,
                                                         Plan                             or      or      Units    Units
                                                        Awards                          Units   Units       or       or
                            Number      Number          Number                            of      of      Other     Other
                              of          of              of                            Stock   Stock     Rights   Rights
                          Securities   securities     Securities                         That    That      That     That
                          Underlying   Underlying     Underlying                         Have    Have      Have     Have
                         Unexercised  Unexercised    Unexercised  Options    Option      Not     Not        Not     Not
       Name and          Options (#)  Options (#)      Unearned   Exercise Expiration   Vested  Vested    Vested   Vested
   Principal Position    Exercisable Unexercisable   Options (#)  Price ($)   Date       (#)      ($)       (#)      ($)
___________________________________________________________________________________________________________________________
          (a)              (b)          (c)            (d)          (e)       (f)         (g)     (h)       (i)     (j)
___________________________________________________________________________________________________________________________
 J. Philip Hester, Sr.    8,800          -              -          4.32     12/31/09       -       -         -       -
 CEO, President,          8,800          -              -          4.32     12/31/10       -       -         -       -
 Director                46,200          -              -          7.27     12/31/11       -       -         -       -
                         22,001        32,999           -          9.09     08/17/14       -       -         -       -
                            -          5,000            -          12.00    12/20/16       -       -         -       -


 James M. Curry          16,500          -              -          9.09     12/31/11       -       -         -       -
 Executive VP            17,601        15,399           -          9.09     08/17/14       -       -         -       -
                            -          4,000            -          12.00    12/20/16       -       -         -       -

 Deborah F. McLeod       11,000          -              -          9.09     12/31/11       -       -         -       -
 CFO, Executive VP       13,935        19,065           -          9.09     08/17/14       -       -         -       -
                            -          4,000            -          12.00    12/20/16       -       -         -       -

     Employees of the Company and its subsidiaries are entitled to participate in the 2000 Employee Stock Option Plan approved by our shareholders. The plan became effective when adopted by the Board of Directors in 2000 and approved by our shareholders in 2001. The plan will terminate automatically ten years after its adoption by the Board of Directors and may be suspended or terminated on any earlier date at the discretion of our Board of Directors for any reason.

     The purpose of the plan is to provide a means whereby the Company may attract able persons to remain in or to enter the employ of the Company, or any subsidiary, provide a means whereby those employees upon whom the responsibilities of the successful administration, management, planning and organization of the Company may rest can acquire and maintain stock ownership, and provide such employees with additional incentive and reward opportunities designed to enhance the profitable growth of the Company over the long term. Accordingly, the plan provides for the granting of incentive stock options and nonqualified options, or any combination of the foregoing, as is best suited to the circumstances of the particular employees.

     The grant of incentive stock options or nonqualified options is conditioned upon the Company obtaining any required regulatory permit authorizing the Company to issue such options. No shares will be issued under the plan unless the issuance and delivery of such shares comply with (or are exempt from) all applicable requirements of law, including without limitation federal and applicable state securities acts, and the rules and regulations promulgated thereunder. Further, shares will not be issued under the plan unless the issuance and delivery of such shares comply with all applicable restrictions imposed under the Bank Holding Company Act and the rules and regulations promulgated thereunder.

     Any grant of an option under the plan is evidenced by an agreement between the Company and the employee. The option is subject to all applicable terms and conditions of the plan and may be subject to any other terms and conditions which are not inconsistent with the plan and which the Board of Directors deems appropriate.

     A majority of the members of the Board of Directors has the authority to alter or amend the plan. Notice of any change in the plan during the year, however, must be given to the shareholders at the annual meeting and must be proposed for ratification by a majority vote of the shareholders represented at the meeting in person or by proxy. If the shareholders fail to ratify the change in the Plan, such change shall not become effective and additional option shares shall not be available for grant.

     The Board of Directors has approved the amendment of the plan to provide for options to acquire up to a maximum of 370,000 shares of the Company's stock. The plan previously provided for options to acquire up to a maximum of 220,000 shares. The change is sought to provide a means whereby the Company can continue to implement the purposes of the plan.

     The following table sets forth the cash and cash equivalent forms of compensation received by the directors of the Company for the fiscal year ended December 31, 2006.

                                             DIRECTOR COMPENSATION TABLE
                                             ---------------------------

_________________________________________________________________________________________________________________________
                                                                                   Non-Qualified
                                                                      Non-Equity      Deferred
                       Fees Earned or               Options Awards  Incentive Plan  Compensation   All Other
Name                    Paid in Cash   Stock Awards                  Compensation     Earnings    Compensation    Total
_________________________________________________________________________________________________________________________
(a)                         (b)            (c)            (d)            (e)            (f)           (g)          (h)
_________________________________________________________________________________________________________________________
R. Millard Bowen          $ 12,500          -              -              -              -             -         $ 12,500
_________________________________________________________________________________________________________________________
Marcus C. Byrd, Jr.       $ 14,600          -              -              -              -             -         $ 14,600
_________________________________________________________________________________________________________________________
Glennon C. Grogan         $ 12,900          -              -              -              -             -         $ 12,900
_________________________________________________________________________________________________________________________
James H. Grogan           $ 15,900          -              -              -              -             -         $ 15,900
_________________________________________________________________________________________________________________________
Andrew M. Head            $ 13,050          -              -              -              -             -         $ 13,050
_________________________________________________________________________________________________________________________
B. Todd Howard            $ 12,500          -              -              -              -             -         $ 12,500
_________________________________________________________________________________________________________________________
David E. Johnson          $ 14,400          -              -              -              -             -         $ 14,400
_________________________________________________________________________________________________________________________
W. Alan McRae             $ 13,200          -              -              -              -             -         $ 13,200
_________________________________________________________________________________________________________________________
Kim M. Mills              $ 14,200          -              -              -              -             -         $ 14,200
_________________________________________________________________________________________________________________________

     The Company and Chestatee State Bank pay each director a $12,000 annual retainer fee. Members of the various committees are also paid $100 for each committee meeting attended (except for the chair of each committee who receives $150 for each meeting attended). Directors may also be reimbursed from time to time for expenses related to service as a member of the Board of Directors. The directors are also entitled to participate in the 2000 Non-Employee Stock Option Plan approved by our shareholders.

     The plan was adopted by the Board of Directors of the Company at its meeting on October 17, 2000 and became effective when approved by the affirmative vote of a majority of the shares of the common stock represented at the Annual Meeting of Shareholders on April 17, 2001. The plan terminates automatically 10 years after its adoption by the Board of Directors and may be terminated on any earlier date at the discretion of the Board of Directors. The Company has authorized and reserved for issuance upon the exercise of options pursuant to the plan an aggregate of 220,000 shares of common stock. If any option is canceled, expires or terminates without the respective director exercising it in full, options with respect to those unpurchased shares of common stock may be granted to that same director or to another eligible individual or individuals under the terms of this plan.

     Each director (other than Mr. Hester, an employee of the Company and its subsidiaries) was granted an option to acquire 16,500 shares of our common stock in the year ended December 31, 2000 and 1,100 shares of our common stock each in the years ended December 31, 2001, 2002, 2003, 2004 and 2005. The options granted in 2000 have an exercise price of $7.27 per share and can be exercised at any time prior to October 17, 2010. The options granted in 2001, 2002, 2003, 2004 and 2005 have an exercise price of $9.09 per share and can be exercised at any time prior to January 1, 2011, 2012, 2013, 2014 and 2015, respectively. Millard Bowen is the only director that has exercised any portion of his option. The plan states that each director will be granted as of the first business day of each calendar year after December 31, 2002 an option to purchase an additional 1,100 shares of our common stock at an exercise price of no less than the average market price of the common stock on the date of the grant and exercisable within 10 years from the date of the grant. The options granted in 2005 exhausted the 220,000 shares of common stock authorized and reserved for issuance under the plan.

     The Board of Directors has approved the amendment of the plan to provide for options to acquire up to a maximum of 258,000 shares of the Company's stock. The plan previously provided for options to acquire up to a maximum of 220,000 shares. The change is sought to provide a means whereby the Company can secure and retain the services of independent directors by giving them an opportunity to invest in our future success. The shareholders will consider the approval of the amendment of the plan at the 2007 annual meeting.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The Company is authorized by its articles of incorporation to issue 10,000,000 shares of no par value voting common stock and up to 10,000,000 shares of no par value non-voting common stock. Of the 10,000,000 shares of the voting common stock, 3,447,381 are issued and outstanding to approximately 1,200 holders of record as of March 20, 2007. There are no shares of the non-voting common stock issued or outstanding.

     Each share of the common stock is entitled to one vote. Abstentions and broker-non-votes by Shareholders represented in person or by proxy will be excluded from the total number of shares cast even if otherwise present and entitled to vote at the Annual Meeting. Consequently, in the case of action on any proposal in which a quorum is present, the action will be approved if the number of votes cast in favor of the proposal exceed the number of votes cast against the proposal.

     There is no established trading market for our common stock and we have no market maker for our common stock. With the exception of the public offering of 1,200,000 shares by the Company in three separate offering beginning in October 2001 and ending in March 2003, the common stock is only traded infrequently in private transactions. Therefore, we have no substantial reliable information available as to trades of the common stock or as to the prices at which our common stock is traded. Further, we have no reason to expect that an established trading market will develop in our common stock.

     The following table sets forth information with respect to the beneficial ownership, as of March 20, 2007, of shares of common stock by:

     o    each of the Company's directors,
     o    the Company's named executive officers,
     o each person known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, and
     o all directors and executive officers of the Company as a group, and the percentage of the outstanding shares of Common Stock represented thereby.

To our knowledge, no person owns more than 5% of our voting or non-voting common stock.

Except as noted below, the Company believes that each of the persons listed has sole investment and voting power with respect to the shares included in the table.

__________________________________________________________________________
Name and Address                 Amount and Nature of     Percent of
of Beneficial Owner              Beneficial Ownership        Class
__________________________________________________________________________
R. Millard Bowen                     168,465(1)               4.5%
5072 Bristol Industrial Way
Buford, Georgia  30518
__________________________________________________________________________
Marcus C. Byrd, Jr.                  156,631(2)               4.1%
1661 Highway 9 South
Dawsonville, Georgia  30534
__________________________________________________________________________
James M. Curry                        34,101(3)               0.9%
312 Point Olympus Drive
Gainesville, Georgia  30506
__________________________________________________________________________
Glennon C. Grogan                     89,296(4)               2.4%
1980 Hughes Drive
Cumming, Georgia  30040
__________________________________________________________________________
James H. Grogan                       97,026(5)               2.6%
4210 Gravitt Road
Cumming, Georgia  30040
__________________________________________________________________________


(1) Includes 11,000 shares available upon exercise of his options but excludes 22,000 shares owned by Mr. Bowen's spouse for which he disclaims beneficial ownership.
(2) Includes 22,000 shares available upon exercise of his options and 23,320 shares held in trust by Mr. Byrd in his individual retirement account and 7,801 shares held by an affiliate, Byrd Howard Properties. The figure excludes 2,200 shares owned by Mr. Byrd's spouse for which he disclaims beneficial ownership, but includes 4,510 shares held as custodian for his daughter.
(3)  Mr. Curry's shares are available upon exercise of his options.
(4)  Includes 22,000 shares available upon exercise of his options.
(5)  Includes 22,000 shares available upon exercise of his options.

__________________________________________________________________________
Name and Address                 Amount and Nature of     Percent of
of Beneficial Owner              Beneficial Ownership        Class
__________________________________________________________________________
Andrew M. ("Jack") Head              155,810(1)               4.1%
2928 Ridgewood Road
Atlanta, Georgia  30327
__________________________________________________________________________
J. Philip Hester, Sr.                125,253(2)               3.3%
32 Lakeshore Circle
Dawsonville, Georgia  30534
__________________________________________________________________________
B. Todd Howard                        91,731(3)               2.4%
3315 Dahlonega Highway
Cumming, Georgia  30040
__________________________________________________________________________
David E. Johnson                     168,380(4)               4.5%
260 Gold Leaf Terrace
Dawsonville, Georgia  30534
__________________________________________________________________________
W. Alan McRae                        114,340(5)               3.0%
499 Johnson Ferry Road
Atlanta, Georgia  30328
__________________________________________________________________________
Deborah F. McLeod                     30,182(6)               0.8%
33 Sheep Wallow Road
Dahlonega, Georgia  30533
__________________________________________________________________________
Kim M. Mills                          48,890(7)               1.3%
57 Brights Way
Dawsonville, Georgia  30534
__________________________________________________________________________
All executives officers and
directors as a group (12 persons)     1,280,105              33.9%
__________________________________________________________________________



Each of the persons listed in the above table has the right to acquire beneficial ownership of our shares as provided by footnote within sixty days of March 20, 2007, such shares included in his beneficial ownership pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934 (the "1934 Act").
__________________
(1) Includes 22,000 shares available upon exercise of his options, 22,000 shares held in the John F. Head, Jr. Family Partnership, LLP and 220 shares owned by his son but excludes 2,200 shares owned by Mr. Head's spouse and 220 shares owned each by his two adult daughters, for which Mr. Head disclaims beneficial ownership.
(2) Includes 85,801 shares available upon exercise of his options as well as 33,770 shares held in an individual retirement account for his benefit and 2,269 shares held jointly with Mr. Hester's spouse.
(3) Includes 22,000 shares available upon exercise of his options as well as 5,000 shares held jointly with his ex-spouse, 6,930 shares held as custodian for the benefit of his minor children and 7,801 shares held by an affiliate, Byrd Howard Properties.
(4) Includes 22,000 shares available upon exercise of his options as well as 97,790 shares held in an individual retirement account.
(5) Includes 22,000 shares available upon exercise of his options as well as 13,750 shares held in the McRae and Stolz Money Purchase Pension Plan.
(6)  Includes 24,935 shares available upon exercise of her options.
(7) Includes 22,000 shares available upon exercise of his options, 1,155 shares held jointly with a family member, and 1,100 shares owned by his spouse.

         Each of the following directors has pledged some or all of his shares as collateral to secure an obligation.


Director                                   Number of Shares Pledged
--------                                   ------------------------
Marcus C. Byrd, Jr.                        50,000 shares
Andrew M. ("Jack") Head                    25,000 shares
David E. Johnson                           40,000 shares
W. Alan McRae                              70,000 shares

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company pursuant to Rule 16a-3(d) during the year ended December 31, 2006, no person, who at any time during the year was a director, executive officer or beneficial owner of more than 10% of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act.

     Each of the directors have been nominated and will stand for election at the annual meeting of shareholders to be held May 8, 2007. The directors so elected will serve for a one year period until the next annual meeting of the shareholders on May 13, 2008 and until any successor is duly elected and qualified. The Company has no reason to believe any director so nominated will be unable or unwilling to serve. If a nominee should be unable to accept election as a director, which is not expected, the proxies may be voted with the discretionary authority of each person serving as a proxy. The election of a director requires the affirmative vote of a plurality of the votes cast by the shares of the common stock entitled to vote at the Annual Meeting.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

     The Company has had and expects to have in the future banking transactions in the ordinary course of its business with its directors, principal officers, principal shareholders, certain relatives of such persons, and their affiliates such as corporations, partnerships, and other organizations in which such directors and officers have an interest, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. Such transactions have not involved more than the normal risk of collectibility or presented other unfavorable features.

     As of December 31, 2006, our bank had outstanding loans to certain of our directors, executive officers and relatives of such persons and their associates, which aggregated approximately $4,386,320. This represented approximately 16% of our $28,082,095 equity capital accounts. The bank also paid Wallace Landscaping, an affiliate of former director Russ Wallace, $64,000 for materials and labor in 2006. We have not transacted within the previous two years, nor do we expect to transact in the immediate future, any business with any director, principal officer, or principal shareholder which exceeds 10% of our equity capital accounts or $5 million, whichever is less.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

Index to Exhibits
-----------------

Number       Description                                                  Page
------       -----------                                                  ----

   3.1       Articles of Incorporation                                    (1)
   3.2       Bylaws                                                       (1)
  10.2       Data Processing Contract                                     (2)
  10.3       International Services Agreement                             (2)
  10.4       Employment Agreement                                         (2)
  10.5       Lease Agreement                                              (1)
  10.6       2000 Non-Employee Stock Option Plan                          (2)
  10.7       2000 Employee Stock Option Plan                              (2)
  10.8       Form of Non-Employee Stock Option Agreement                  (2)
  10.9       Employee Stock Option Agreement                              (2)
  10.10      Broker's Payee Contract                                      (4)
  10.11      Securities Brokerage Agreement                               (4)
  10.12      Career Agency Banking Contract                               (4)
  10.13      Subscription Agreement                                       (4)
  10.14      Operating Agreement                                          (4)
  10.15      Lease Agreement                                              (4)
  10.16      Lease Agreement                                              (4)
  11         Statement re: Computation of Per Share Earnings              85
  14         Code of Ethics                                               (5)
  21         Subsidiaries of the Registrant                               (3)
  23         Consent of Mauldin & Jenkins, LLC                            86
  24         Power of Attorney                                            87
  31         Rules 13a-14(a) and 15d-14(a) Certifications                 88
  32         Certifications Pursuant to 18 U.S.C. Section 1350            90

Description of Exhibits
-----------------------

Number       Description

  3.1        Articles of Incorporation of Chestatee Bancshares, Inc. (1)
  3.2        Bylaws of Chestatee Bancshares, Inc. (1)
 10.2 Data Processing Contract between Chestatee State Bank and its successors, dated January 20, 1998 (2)
 10.3 International Services Agreement between Chestatee State Bank and The Bankers Bank, dated April, 27, 1998 (2)
 10.4 Amended and Restated Employment Agreement dated September 17, 2001 between J. Philip Hester, Sr. and Chestatee Bancshares and Chestatee State Bank (2)

--------------------------------

Number       Description

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

--------------------------------

 11          Statement re: Computation of Per Share Earnings
 14          Code of Ethics for Principal Officers(5)
 21          Subsidiaries of the Registrant(3)
 23          Consent of Mauldin & Jenkins, LLC
 24          Power of Attorney  dated March 29, 2007  executed by officers and a majority of directors of Chestatee Bancshares, Inc.
 31.1        Rules 13a-14(a) and 15d-14(a) Certifications for CEO
 31.2        Rules 13a-14(a) and 15d-14(a) Certifications for CFO
 32          Certifications  of CEO and CFO Pursuant to 18 U.S.C.  Section
             1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002


Reports On Form 8-K
-------------------

     There was no Form 8-K filing during the last quarter of the year ended December 31, 2006.


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
            --------------------------------------

Audit Fees
----------

     Aggregate fees billed for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2006 and 2005 and the reviews of our quarterly financial statements included with our quarterly reports on Forms 10-QSB during this two year period are $53,500 and $52,200, respectively.

Audit-Related Fees
------------------

     Aggregate fees billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements for the years ended December 31, 2006 and 2005 are $0 and $6,064, respectively. There were no other audit related services rendered.

Tax Fees
--------

     Aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning for the years ended December 31, 2006 and 2005 are $7,500 and $7,158, respectively. The nature of those services were tax preparation fees.

All Other Fees
--------------

     The aggregate fees billed for professional services rendered for all other products and services for the years ended December 31, 2006 and 2005 are $0 and $0, respectively. There were no other services rendered.

Pre-Approval Engagement
-----------------------

     Before our principal accountant is engaged to render audit and non-audit services to the Company, the engagement is generally approved by our audit committee. During the year ended December 31, 2006, the audit committee approved approximately 100% of audit services. There were no financial systems design and implementation services or non-audit services.

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


                             CHESTATEE BANCSHARES, INC.


                             BY: /s/ J. Philip Hester, Sr.
                                 -----------------------------------------------
                                 J. Philip Hester, Sr., Chief Executive Officer, President and Director

DATE:    March 29, 2007


                             BY: /s/ Deborah F. McLeod
                                 ------------------------------------------
                                 Deborah F. McLeod, Chief Financial Officer
                                 and Executive Vice President

DATE:    March 29, 2007

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ J. Philip Hester, Sr.                   /s/ Andrew M. Head
-------------------------                   ------------------
J. Philip Hester, Sr.                       Andrew M. Head
Chief Executive Officer, President and      Director
Director (principal executive officer)      March 29, 2007
March 29, 2007

/s/ Ralph Millard Bowen                     /s/ Bruce T. Howard
-----------------------                     -------------------
Ralph Millard Bowen                         Bruce T. Howard
Director                                    Director
March 29, 2007                              March 29, 2007

/s/ Marcus C. Byrd, Jr.                     /s/ David E. Johnson
-----------------------                     --------------------
Marcus C. Byrd, Jr.                         David E. Johnson
Director                                    Chairman of the Board of Directors
March 29, 2007                              March 29, 2007

/s/ Glennon C. Grogan                       /s/ William A. McRae
---------------------                       --------------------
Glennon C. Grogan                           William A. McRae
Director                                    Director
March 29, 2007                              March 29, 2007

/s/ James H. Grogan                         /s/ Kim M. Mills
-------------------                         ----------------
James H. Grogan                             Kim M. Mills
Secretary and Director                      Director
March 29, 2007                              March 29, 2007

/s/ Deborah F. McLeod
---------------------
Deborah F. McLeod
Chief Financial Officer (principal
accounting officer) and Executive
Vice President
March 29, 2007

                                                                      EXHIBIT 11



STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

                                                        Years Ended December 31,
                                                       -------------------------
                                                           2006          2005
                                                       ----------     ----------

Weighted average shares of common stock
  outstanding during the year                           3,446,995      3,440,254

Shares of common stock issuable in connection
  with assumed exercise of options under the
  treasury stock method                                    68,213         73,305
                                                       ----------     ----------

Total                                                   3,515,208      3,513,559
                                                       ==========     ==========

Net income                                             $2,962,978     $2,409,553
                                                       ==========     ==========

Per share amount - basic                                      .86            .70

Per share amount - diluted                                    .84            .69

                                                                      EXHIBIT 23

CONSENT OF INDEPENDENT AUDITOR






                         Consent of Independent Auditor

     We have issued our report dated February 28, 2007, accompanying the financial statements of Chestatee Bancshares, Inc. as of and for the year ending December 31, 2006, contained in the Form 10-KSB for the year ended December 31, 2006. We consent to the use of the aforementioned report in the Form 10-KSB for the year ended December 31, 2006.

                                              /s/ MAULDIN & JENKINS, LLC
                                              ------------------------------

Atlanta, Georgia
March 29, 2007

                                                                      EXHIBIT 24

POWER OF ATTORNEY

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Philip Hester, Sr., his Attorney-in-Fact, with full power of substitution, for him and in his name, place and stead, and in any and all capacities, to sign this Form 10-KSB and any amendment thereto, and to file the same, with exhibits thereto and such other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratifies and confirms all that said Attorney-in-Fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ J. Philip Hester, Sr.                   /s/ Andrew M. Head
-------------------------                   ------------------
J. Philip Hester, Sr.                       Andrew M. Head
Chief Executive Officer, President and      Director
Director (principal executive officer)      March 29, 2007
March 29, 2007

/s/ Ralph Millard Bowen                     /s/ Bruce T. Howard
-----------------------                     -------------------
Ralph Millard Bowen                         Bruce T. Howard
Director                                    Director
March 29, 2007                              March 29, 2007

/s/ Marcus C. Byrd, Jr.                     /s/ David E. Johnson
-----------------------                     --------------------
Marcus C. Byrd, Jr.                         David E. Johnson
Director                                    Chairman of the Board of Directors
March 29, 2007                              March 29, 2007

/s/ Glennon C. Grogan                       /s/ William A. McRae
---------------------                       --------------------
Glennon C. Grogan                           William A. McRae
Director                                    Director
March 29, 2007                              March 29, 2007

/s/ James H. Grogan                         /s/ Kim M. Mills
-------------------                         ----------------
James H. Grogan                             Kim M. Mills
Secretary and Director                      Director
March 29, 2007                              March 29, 2007

/s/ Deborah F. McLeod
---------------------
Deborah F. McLeod
Chief Financial Officer (principal
accounting officer) and Executive
Vice President
March 29, 2007

                                                                    EXHIBIT 31.1

RULES 13a-14(a) AND 15d-14(a) CERTIFICATION

                CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER
                     PURSUANT TO 15 U.S.C. 78m(a) OR 78o(d)
                     (Section 302 of the Sarbanes-Oxley Act)

I, J. Philip Hester, Sr., certify that:

1. I have reviewed this annual report on Form 10-KSB of Chestatee Bancshares, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a. designed such disclosure controls and procedures, or caused such controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing similar functions):

         a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:    March 29, 2007             By: /s/ J. Philip Hester, Sr.
                                        ----------------------------------------
                                        J. Philip Hester, Sr., President and CEO
                                        (Principal Executive Officer)

                                                                    EXHIBIT 31.2

RULES 13a-14(a) AND 15d-14(a) CERTIFICATION

                CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER
                     PURSUANT TO 15 U.S.C. 78m(a) OR 78o(d)
                     (Section 302 of the Sarbanes-Oxley Act)

I, Deborah F. McLeod, certify that:

1. I have reviewed this annual report on Form 10-KSB of Chestatee Bancshares, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a. designed such disclosure controls and procedures, or caused such controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing similar functions):

         a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: March 29, 2007          BY:  /s/ Deborah F. McLeod
                                   --------------------------------------------
                                   Deborah F. McLeod, CFO and Treasurer
                                   (Principal Financial and Accounting Officer)

                                                                    EXHIBIT 32.1

                  CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
                           PURSUANT TO 18 U.S.C. 1350
                     (Section 906 of the Sarbanes-Oxley Act)

     I, J. Philip Hester, Sr., President and Chief Executive Officer of Chestatee Bancshares, Inc. (the "Registrant"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge:

     (i) the annual report on Form 10-KSB of the Registrant, to which this certificate is attached as an exhibit (the "Report"), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a); and

     (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Date:  March 29, 2007           BY:  /s/ J. Philip Hester, Sr.
                                     ------------------------------------------
                                     J. Philip Hester, Sr., C.E.O. and President

                                                                    EXHIBIT 32.2

                  CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
                           PURSUANT TO 18 U.S.C. 1350
                     (Section 906 of the Sarbanes-Oxley Act)

     I, Deborah F. McLeod, Chief Financial Officer and Treasurer of Chestatee Bancshares, Inc. (the "Registrant"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge:

     (i) the annual report on Form 10-KSB of the Registrant, to which this certificate is attached as an exhibit (the "Report"), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a); and

     (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Date:  March 29, 2007               BY:  /s/ Deborah F. McLeod
                                         ---------------------------------------
                                         Deborah F. McLeod, C.F.O. and Treasurer