Form 10QSB
period 2007-03-31
CHESTATEE BANCSHARES INC
filed 2007-04-27
CIK 1111196

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended     March 31, 2007
                                                 ----------------------

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the transition period from             to
                                                  ---------      --------

                        Commission File Number: 000-30273

                           Chestatee Bancshares, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Georgia                                                              58-2535333
-------------------------------------                  -------------------------
(State or other jurisdiction of                                   (IRS Employer
incorporation or organization)                              Identification No.)

                6639 Highway 53 East, Dawsonville, Georgia 30534
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (706) 216-2265
                        --------------------------------
                           (Issuer's telephone number)

                                       N/A
            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 2007: 3,447,381; no par value.

Transitional Small Business Disclosure Format    Yes [_]      No  [X]

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES



-------------------------------------------------------------------------------

                                      INDEX

                                                                           Page

PART I.   FINANCIAL INFORMATION

          ITEM 1.  Financial Statements

          Consolidated Balance Sheet - March 31, 2007.........................3

          Consolidated Statement of Income Three Months
                   Ended March 31, 2007 and 2006..............................4

          Consolidated Statement of Comprehensive Income Three Months
                   Ended March 31, 2007 and 2006..............................5

          Consolidated Statements of Cash Flows - Three Months
                   Ended March 31, 2007 and 2006..............................6

          Notes to Consolidated Financial Statements..........................7

          ITEM 2.      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations..........9

          ITEM 3.      Controls and Procedures...............................16


PART II.  OTHER INFORMATION

          ITEM 1.      Legal Proceedings.....................................17

          ITEM 6.      Exhibits and Reports on Form 8-K......................17

          Signatures.........................................................18

          Certifications.....................................................19

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION

  ITEM 1.     Financial Statements

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2007

                                     Assets
                                     ------

Cash and due from banks                                           $   4,241,918
Interest-bearing deposits in banks                                      932,096
Federal funds sold                                                   17,967,000
Securities available-for-sale, at fair value                         18,500,641
Restricted equity securities, at cost                                   854,300

Loans                                                               264,185,135
Less allowance for loan losses                                        3,937,497
                                                                  -------------
          Loans, net                                                260,247,638
                                                                  -------------

Premises and equipment, net                                           7,200,028
Other assets                                                          4,476,539
                                                                  -------------

          Total assets                                            $ 314,420,160
                                                                  =============


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Deposits
    Noninterest-bearing                                           $  28,766,026
    Interest-bearing                                                248,665,952
                                                                  -------------
          Total deposits                                            277,431,978
Other borrowings                                                      6,000,000
Other liabilities                                                     2,030,042
                                                                  -------------
          Total liabilities                                         285,462,020
                                                                  -------------

Commitments and contingencies

Stockholders' equity
    Common stock, no par value; 20,000,000 shares
      authorized; 3,447,381 shares issued and
      outstanding                                                    24,937,186
    Retained earnings                                                 4,169,853
    Accumulated other comprehensive loss                               (148,899)
                                                                  -------------
          Total stockholders' equity                                 28,958,140
                                                                  -------------

          Total liabilities and stockholders' equity              $ 314,420,160
                                                                  =============


                 See Notes to Consolidated Financial Statements

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                   Three months ended March 31, 2007 and 2006

                                                            Three months ended
                                                                March 31,
                                                       -------------------------
                                                          2007          2006
                                                       ----------     ----------
Interest income
    Loans                                              $5,751,105     $4,263,774
    Taxable Securities                                    184,383        231,136
    Nontaxable Securities                                  13,050         13,050
    Federal funds sold                                    163,542        154,412
    Interest-bearing deposits in banks                      8,617         49,206
                                                       ----------     ----------
              Total interest income                     6,120,697      4,711,578
                                                       ----------     ----------

Interest expense
    Deposits                                            2,769,633      1,666,853
    Other borrowings                                       64,734         70,487
                                                       ----------     ----------
              Total interest expense                    2,834,367      1,737,340
                                                       ----------     ----------

              Net interest income                       3,286,330      2,974,238
Provision for loan losses                                 208,730         85,845
                                                       ----------     ----------
              Net interest income after
                provision for loan losses               3,077,600      2,888,393
                                                       ----------     ----------

Other income
      Service charges and fees                            186,143        203,114
      Other operating income                               56,613         39,765
                                                       ----------     ----------
              Total other income                          242,756        242,879
                                                       ----------     ----------

Other expenses
    Salaries and employee benefits                      1,296,753      1,179,250
    Occupancy and equipment expenses                      254,365        250,901
    Other operating expenses                              563,862        569,988
                                                       ----------     ----------
              Total other expenses                      2,114,980      2,000,139
                                                       ----------     ----------

              Net income before income taxes            1,205,376      1,131,133

Income tax expense                                        457,352        412,020
                                                       ----------     ----------

              Net income                                  748,024        719,113
                                                       ==========     ==========


Basic earnings per share                               $     0.22     $     0.21
                                                       ==========     ==========

Diluted earnings per share                             $     0.21     $     0.20
                                                       ==========     ==========

Cash dividends per share                               $       --     $       --
                                                       ==========     ==========


                 See Notes to Consolidated Financial Statements

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   Three months ended March 31, 2007 and 2006

                                                              Three months ended
                                                                  March 31,
                                                           ---------------------
                                                             2007         2006
                                                           --------     --------
Net income                                                 $748,024     $719,113

Other comprehensive income:
     Unrealized holding gains on securities
        available-for-sale arising during the
        three month period, net of tax                       53,703        3,262
                                                           --------     --------

Other comprehensive income                                   53,703        3,262
                                                           --------     --------

Comprehensive income                                       $801,727     $722,375
                                                           ========     ========


                 See Notes to Consolidated Financial Statements


                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2007 and 2006

                                                                         Three months ended
                                                                             March 31,
                                                                    ----------------------------
                                                                        2007             2006
                                                                    ------------    ------------
OPERATING ACTIVITIES
    Net income                                                      $    748,024    $    719,113
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                     118,899         136,483
        Provision for loan losses                                        208,730          85,845
        Amortization and accretion of securities                          44,254          45,360
        Stock-based compensation expense                                  74,318          23,595
        Decrease in interest receivable                                  253,939         142,560
        Increase in interest payable                                      44,746           7,022
        Net other operating activities                                    57,606          83,651
                                                                    ------------    ------------
              Net cash provided by operating activities                1,550,516       1,243,629
                                                                    ------------    ------------

INVESTING ACTIVITIES
    Net (increase) decrease in interest-bearing deposits in banks       (183,679)         76,710
    Net increase in federal funds sold                                (5,374,000)     (5,860,000)
    Proceeds from maturities of securities available-for-sale          1,411,478       1,302,920
    Net increase restricted equity securities                            (29,700)         (8,400)
    Net increase in loans                                            (11,374,135)     (3,098,831)
    Purchase of premises and equipment                                   (22,852)        (80,290)
                                                                    ------------    ------------

              Net cash used in investing activities                  (15,572,888)     (7,667,891)
                                                                    ------------    ------------

FINANCING ACTIVITIES
    Net increase in deposits                                          14,927,695       6,853,582
    Payments on other borrowings                                      (1,000,000)     (1,500,000)
    Cash dividends paid on common stock                                 (206,777)             --
                                                                    ------------    ------------
              Net cash provided by financing activities               13,720,918      5,353,582
                                                                    ------------    ------------


Net decrease in cash and due from banks                                 (301,454)     (1,070,680)

Cash and due from banks, beginning of period                           4,543,372       4,811,307
                                                                    ------------    ------------

Cash and due from banks, end of period                              $  4,241,918    $  3,740,627
                                                                    ============    ============


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

          The results of operations for the period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   STOCK COMPENSATION PLANS

          At March 31, 2007, the Company has two stock-based compensation plans which include certain employees and directors. The Company accounts for these plans under FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

          At March 31, 2007, there was approximately $222,672 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 3.0 years. Stock based compensation expense recognized in earnings totaled $74,318 and $23,595 as of March 31, 2007 and 2006, respectively.

NOTE 3.   EARNINGS PER SHARE

          Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                            2007         2006
                                                        ----------    ----------
Basic Earnings Per Share:
   Weighted average common shares outstanding            3,447,381     3,446,281
                                                        ==========    ==========
   Net income                                           $  748,024    $  719,113
                                                        ==========    ==========
   Basic earnings per share                             $      .22    $      .21
                                                        ==========    ==========

Diluted Earnings Per Share:
   Weighted average common shares outstanding            3,447,381     3,446,281
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year             133,673        97,230
                                                        ----------    ----------
   Total weighted average common shares and
      common stock equivalents outstanding               3,581,054     3,543,511
                                                        ==========    ==========
   Net income                                           $  748,024    $  719,113
                                                        ==========    ==========
   Diluted earnings per share                           $      .21    $      .20
                                                        ==========    ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4.   CURRENT ACCOUNTING DEVELOPMENTS

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but applies under other accounting pronouncements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The provisions of this statement are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not chosen to early adopt this standard.

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to make an irrevocable election, at specified election dates, to measure eligible financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of this statement are effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not chosen to early adopt this statement.

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

Forward-Looking Statements

Certain of the statements made herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements for purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," "intend," or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2006 as filed on our annual report on Form 10-KSB.

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

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of March 31, 2007, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At March 31, 2007, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                                 Actual
                                         --------------------
                                                                    Minimum
                                                                   Regulatory
                                       Consolidated      Bank      Requirement
                                       ------------    --------   ------------

     Leverage capital ratios              9.48 %         9.26 %       4.00 %
     Risk-based capital ratios:
        Core capital                      9.99           9.67         4.00
        Total capital                    11.24          10.92         8.00

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



                                                              March 31, 2007
                                                          ----------------------
                                                          (Dollars in thousands)
                                                          ----------------------

     Commitments to extend credit                         $               61,305
     Letters of credit                                                       727
                                                          ----------------------
                                                          $               62,032
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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                             March 31,        December 31,
                                              2007              2006
                                          ---------------   ---------------
                                              (Dollars in Thousands)
                                          ---------------------------------

Cash and due from banks                   $        4,242    $        4,543
Interest-bearing deposits in banks                   932               748
Federal funds sold                                17,967            12,593
Securities                                        19,355            20,695
Loans, net                                       260,248           249,082
Premises and equipment                             7,200             7,296
Other assets                                       4,476             4,718
                                          --------------    --------------
                                          $      314,420    $      299,675
                                          ==============    ==============

Deposits                                  $      277,432    $      262,504
Other borrowings                                   6,000             7,000
Other liabilities                                  2,030             2,089
Stockholders' equity                              28,958            28,082
                                          --------------    --------------
                                          $      314,420    $      299,675
                                          ==============    ==============

Our total assets grew by 4.9% for the three months ended March 31, 2007. Deposit growth of $14.9 million, cash flows from securities of $1.3 million and net income of $700,000 was used to fund $11.2 million in loans, reduce other borrowings by $1.0 million, and provide additional federal funds sold of $5.4 million. Our ratio of gross loans to deposits and other borrowings was 93% at March 31, 2007 and 94% at December 31, 2006. Our total equity increased by $876,000 due to year-to-date net income of $748,000, stock based compensation of $74,000 and net unrealized gains on securities of $54,000.

Results of Operations For The Three Months Ended March 31, 2007 and 2006

Following is a summary of our operations for the periods indicated:

                                               Three Months Ended
                                                    March 31,
                                          -------------------------------
                                               2007            2006
                                          -------------    --------------
                                               (Dollars in Thousands)
                                          -------------------------------

Interest income                           $       6,120    $        4,711
Interest expense                                  2,834             1,737
                                          -------------    --------------

Net interest income                               3,286             2,974
Provision for loan losses                           209                86
Other income                                        243               243
Other expense                                     2,115             2,000
                                          -------------    --------------

Pretax income                                     1,205             1,131
Income taxes                                        457               412
                                          -------------    --------------

Net income                                $         748    $          719
                                          =============    ==============

Our net interest income increased by $312,000 for the three months ended March 31, 2007, as compared to the same period in 2006. Our net interest margin was 4.57% during the three months ended March 31, 2007 as compared to 4.90% for the three months ended March 31, 2006 and 4.88% for the entire year of 2006. The decrease in net interest income is due primarily to the repricing of liabilities and increased rate competition in our local area markets. Yields earned on loans have increased to 9.01% in the first three months of 2007 as compared to 8.59% in the first three months of 2006. Our cost of funds increased to 4.18% in the first three months of 2007 as compared to 3.05% in the first three months of 2006. The increase in cost of funds also reflects the impact of repricing of liabilities and increased competition for deposits.

The provision for loan losses was $209,000 for the three months ended March 31, 2007. The provision for the three months ended March 31, 2007 increased $123,000 over the same period in 2006. The increase in provision expense is due largely to loan growth.

Nonaccrual loans of $733,000 at March 31, 2007 consist of $492,000 of commercial loans, $225,000 of 1-4 family residential loans, and $16,000 of consumer loans. Loans past due ninety days or more and still accruing interest of $8,000 at March 31, 2007 were consumer loans. These loans were identified through our loan evaluation process and have been properly considered in the determination of the allowance for loan losses. Management believes that the $3,937,000 in the allowance for loan losses at March 31, 2007, or 1.49% of total net outstanding loans, is adequate to absorb known risks in the portfolio. However, no assurance can be given that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Information with respect to nonaccrual, past due, restructured, and potential problem loans at March 31, 2007 and 2006 is as follows:


                                                                              March 31,
                                                                     -----------------------------
                                                                          2007          2006
                                                                     -----------------------------
                                                                         (Dollars in Thousands)
                                                                     -----------------------------
Nonaccrual loans                                                     $      733    $     2,277
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                   8             58
Restructured loans                                                          751             --
Potential problem loans                                                      --             --
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                              124             85
Interest income that was recorded on nonaccrual and                          --             --
   restructured loans



Nonaccrual loans at March 31, 2007 decreased by $1.5 million from the same period in 2006. This reduction was largely attributable to management's decision in 2006 to designate a $1.4 million commercial and financial loan as nonaccrual although the creditor had made all required payments in full and in a timely manner. This credit, which is participated among several banks, was to be restructured in late 2006 and would result in write-downs for all banks involved. The credit was restructured (see table above) and resulted in a write-down of $389,000 for the company during 2006.

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

Information regarding certain loans and allowance for loan loss data through March 31, 2007 and 2006 is as follows:

                                                               Three Months Ended
                                                                   March 31,
                                                              ---------------------
                                                                2007        2006
                                                              --------    --------
                                                             (Dollars in Thousands)
                                                              --------------------

Average amount of loans outstanding                           $258,815    $201,317
                                                              ========    ========

Balance of allowance for loan losses at beginning of period      3,734       4,111
                                                              --------    --------
Loans charged off
   Commercial and financial                                         --           5
   Real estate mortgage                                             --          --
   Installment                                                      18           3
                                                              --------    --------
                                                                    18           8
                                                              --------    --------
Loans recovered
   Commercial and financial                                         --          --
   Real estate mortgage                                             --          --
   Installment                                                      12          --
                                                              --------    --------
                                                                    12          --
                                                              --------    --------
Net charge-offs                                                      6           8
                                                              --------    --------

Additions to allowance charged to operating
        expense during the period                                  209          86
                                                              --------    --------

Balance of allowance for loan losses at end of period         $  3,937    $  4,189
                                                              ========    ========
Ratio of net loans charged off during the period to
   average loans outstanding                                       .00%        .00%
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

Other income remained constant at $243,000 for the three months ended March 31, 2007, respectively, as compared to the same period in 2006.

Other expenses increased by $115,000 for the three months ended March 31, 2007, as compared to the same period in 2006. Salaries and employee benefits increased by $118,000 and slight decreases were seen in other operating expense. Salaries and employee benefits have increased due to increased expense associated with the stock option plans discussed in Note 2 to the financial statements and annual salary increases.

We have recorded income tax expense of $457,000 for the three months ended March 31, 2007. The rate of tax as a percentage of pretax income was 37.9% as compared to 36.4% for the same period in 2006.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Exchange Act, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

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

ITEM 6.  Exhibits And Reports On Form 8-K

(a)  Exhibits.

     Number    Description

     31.1      Certification Of Chief Executive Officer
     31.2      Certification Of Chief Financial Officer
     32 Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K.

                None.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CHESTATEE BANCSHARES, INC.
                                  (Registrant)



DATE:  April 27, 2007           BY: /s/ J. Philip Hester, Sr.
       --------------               --------------------------------------------
                                    J. Philip Hester, Sr., President and C.E.O.
                                    (Principal Executive Officer)


DATE:  April 27, 2007           BY: /s/ Deborah F. McLeod
       --------------               --------------------------------------------
                                    Deborah F. McLeod, C.F.O. and Treasurer
                                    (Principal Financial and Accounting Officer)