Form 10QSB
period 2007-06-30
CHESTATEE BANCSHARES INC
filed 2007-08-14
CIK 1111196

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended     June 30, 2007
                                                 ----------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 10, 2007: 3,447,381; no par value.

Transitional Small Business Disclosure Format               Yes [_]   No [X]

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          Page

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

         Consolidated Balance Sheet - June 30, 2007..........................3

         Consolidated Statement of Income Three months and Six months
                  Ended June 30, 2007 and 2006...............................4

         Consolidated Statement of Comprehensive Income Three months and Six months Ended June 30, 2007 and 2006................5

         Consolidated Statements of Cash Flows - Six Months
                  Ended June 30, 2007 and 2006...............................6

         Notes to Consolidated Financial Statements..........................7

         ITEM 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.........10

         ITEM 3.      Controls and Procedures...............................18


PART II. OTHER INFORMATION

         ITEM 1.      Legal Proceedings.....................................19

         ITEM 4.      Submission of Matters to a Vote of Security Holders...19

         ITEM 6.      Exhibits and Reports on Form 8-K......................21

         Signatures.........................................................22

         Certifications.....................................................23

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2007

                                     Assets
                                     ------

Cash and due from banks                                           $   4,154,857
Interest-bearing deposits in banks                                      837,964
Federal funds sold                                                   10,601,000
Securities available-for-sale, at fair value                         17,097,176
Restricted equity securities, at cost                                   753,100

Loans                                                               277,853,744
Less allowance for loan losses                                        4,250,687
                                                                  -------------
          Loans, net                                                273,603,057
                                                                  -------------

Premises and equipment, net                                           7,100,367
Other assets                                                          4,706,838
                                                                  -------------

          Total assets                                            $ 318,854,359
                                                                  =============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Deposits
    Noninterest-bearing                                           $  25,133,007
    Interest-bearing                                                257,346,745
                                                                  -------------
          Total deposits                                            282,479,752
Other borrowings                                                      4,750,000
Other liabilities                                                     2,076,804
                                                                  -------------
          Total liabilities                                         289,306,556
                                                                  -------------

Commitments and contingencies

Stockholders' equity
    Common stock, no par value; 20,000,000 shares
      authorized; 3,447,381 shares issued and
      outstanding                                                    24,969,033
    Retained earnings                                                 4,761,271
    Accumulated other comprehensive loss                               (182,501)
                                                                  -------------
          Total stockholders' equity                                 29,547,803
                                                                  -------------

          Total liabilities and stockholders' equity              $ 318,854,359
                                                                  =============


                 See Notes to Consolidated Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME
                THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006


                                                Three months ended,        Six months ended,
                                              June 30,      June 30,     June 30,       June 30,
                                            -----------   -----------   -----------   -----------
                                                2007         2006          2007          2006
                                            -----------   -----------   -----------   -----------
Interest income
    Loans                                   $ 6,034,585   $ 4,758,002   $11,785,690   $ 9,021,776
    Taxable Securities                          168,129       218,257       352,512       449,393
    Nontaxable Securities                        13,051        13,051        26,101        26,101
    Federal funds sold                          162,820       121,411       326,362       275,823
    Interest-bearing deposits in banks           16,149        47,318        24,766        96,524
                                            -----------   -----------   -----------   -----------
              Total interest income           6,394,734     5,158,039    12,515,431     9,869,617
                                            -----------   -----------   -----------   -----------

Interest expense
    Deposits                                  2,948,942     1,869,883     5,718,575     3,536,736
    Other borrowings                             62,639        68,667       127,373       139,154
                                            -----------   -----------   -----------   -----------
              Total interest expense          3,011,581     1,938,550     5,845,948     3,675,890
                                            -----------   -----------   -----------   -----------

              Net interest income             3,383,153     3,219,489     6,669,483     6,193,727
Provision for loan losses                       307,860       505,372       516,590       591,217
                                            -----------   -----------   -----------   -----------
              Net interest income after
                provision for loan losses     3,075,293     2,714,117     6,152,893     5,602,510
                                            -----------   -----------   -----------   -----------

Other income
      Service charges and fees                  190,597       197,734       376,740       400,848
      Other operating income                     37,153        51,457        93,766        91,222
                                            -----------   -----------   -----------   -----------
              Total other income                227,750       249,191       470,506       492,070
                                            -----------   -----------   -----------   -----------

Other expenses
    Salaries and employee benefits            1,258,435     1,157,842     2,555,188     2,337,092
    Occupancy and equipment expenses            189,430       251,962       443,795       502,863
    Other operating expenses                    595,882       580,937     1,159,744     1,150,925
                                            -----------   -----------   -----------   -----------
              Total other expenses            2,043,747     1,990,741     4,158,727     3,990,880
                                            -----------   -----------   -----------   -----------

              Net income before income        1,259,296       972,567     2,464,672     2,103,700
               taxes

Income tax expense                              461,101       355,272       918,453       767,292
                                            -----------   -----------   -----------   -----------

              Net income                        798,195       617,295     1,546,219     1,336,408
                                            ===========   ===========   ===========   ===========

Basic earnings per share
                                            $      0.23   $      0.18   $      0.45   $      0.39
                                            ===========   ===========   ===========   ===========

Diluted earnings per share
                                            $      0.22   $      0.18   $      0.43   $      0.38
                                            ===========   ===========   ===========   ===========

Cash dividends per share                    $      0.06   $      0.06   $      0.06   $      0.06
                                            ===========   ===========   ===========   ===========

                 See Notes to Consolidated Financial Statements


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006


                                                   Three months ended             Six months ended,
                                                        June 30                       June 30
                                               --------------------------    -------------------------
                                                  2007            2006           2007         2006
                                               -----------    -----------    -----------   -----------
Net income                                     $   798,195    $   617,295    $ 1,546,219   $ 1,336,408

Other comprehensive income (loss):
        Unrealized holding gains (losses) on
          securities available-for-sale
          arising during the three and
          six month period,  net of tax            (33,602)       (34,216)        20,101       (30,954)
                                               -----------    -----------    -----------   -----------

Other comprehensive income                         (33,602)       (34,216)        20,101       (30,954)
                                               -----------    -----------    -----------   -----------

Comprehensive income                           $   764,593    $   583,079    $ 1,566,320   $ 1,305,454
                                               ===========    ===========    ===========   ===========



                 See Notes to Consolidated Financial Statements


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006

                                                                         Six months ended
                                                                            June 30,
                                                                 ----------------------------
                                                                     2007            2006
                                                                 ------------    ------------
OPERATING ACTIVITIES
 Net income                                                      $  1,546,219    $  1,336,408
 Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                     229,177         534,462
     Provision for loan losses                                        516,590         591,217
     Amortization and accretion of securities                          88,243          90,441
     Stock-based compensation expense                                 106,165          47,190
     Decrease in interest receivable                                  149,863        (146,397)
     Increase in interest payable                                      79,324          95,421
     Net other operating activities                                   (36,056)       (326,705)
                                                                 ------------    ------------

           Net cash provided by operating activities                2,679,525       2,222,037
                                                                 ------------    ------------

INVESTING ACTIVITIES
 Net (increase) decrease in interest-bearing deposits in banks        (89,547)      1,978,737
 Net decrease in federal funds sold                                 1,992,000       5,003,000
 Proceeds from maturities of securities available-for-sale          2,716,975       3,163,733
 Net decrease in restricted equity securities                          71,500         115,400
 Net increase in loans                                            (25,037,414)    (22,224,909)
 Proceeds from sales of premises and equipment                             --          10,218
 Purchase of premises and equipment                                   (33,469)       (464,388)
                                                                 ------------    ------------

           Net cash used in investing activities                  (20,379,955)    (12,418,209)
                                                                 ------------    ------------

FINANCING ACTIVITIES
 Net increase in deposits                                          19,975,469      12,209,958
 Payments on other borrowings                                      (2,250,000)     (2,750,000)
 Cash dividends paid on common stock                                 (413,554)       (206,777)
 Net proceeds from common stock issued                                     --          10,000
                                                                 ------------    ------------

  Net cash provided by financing activities                        17,311,915       9,263,181
                                                                 ------------    ------------

Net decrease in cash and due from banks                              (388,515)       (932,991)

Cash and due from banks, beginning of period                        4,543,372       4,811,307
                                                                 ------------    ------------

Cash and due from banks, end of period                           $  4,154,857    $  3,878,316
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

          The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.   STOCK COMPENSATION PLANS

          At June 30, 2007, the Company has two stock-based compensation plans which include certain employees and directors. The Company accounts for these plans under FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

          At June 30, 2007, there was approximately $190,826 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 2.75 years. Stock based compensation expense recognized in earnings totaled $106,165 and $47,190 as of June 30, 2007 and 2006, respectively.

NOTE 3.   EARNINGS PER SHARE

          Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three month and six month periods ended June 30, 2007 and 2006.


                                                     Three Months Ended June 30,
                                                      ------------------------
                                                          2007         2006
                                                      ----------    ----------
Basic Earnings Per Share:
   Weighted average common shares outstanding          3,447,381     3,446,922
                                                      ==========    ==========

   Net income                                         $  798,195    $  617,295
                                                      ==========    ==========

   Basic earnings per share                           $      .23    $      .18
                                                      ==========    ==========

Diluted Earnings Per Share:
   Weighted average common shares outstanding          3,447,381     3,446,922
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year           133,606        97,119
   Total weighted average common shares and           ----------    ----------
      common stock equivalents outstanding             3,580,987     3,544,041
                                                      ==========    ==========
   Net income                                         $  798,195    $  617,295
                                                      ==========    ==========

   Diluted earnings per share                         $      .22    $      .18
                                                      ==========    ==========



                                                       Six Months Ended June 30,
                                                       ------------------------
                                                           2007          2006
                                                       ----------    ----------
Basic Earnings Per Share:
   Weighted average common shares outstanding           3,447,381     3,446,603
                                                       ==========    ==========

   Net income                                          $1,546,219    $1,336,408
                                                       ==========    ==========

   Basic earnings per share                            $      .45    $      .39
                                                       ==========    ==========

Diluted Earnings Per Share:
   Weighted average common shares outstanding           3,447,381     3,446,603
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year            133,488        97,174
   Total weighted average common shares and            ----------    ----------
      common stock equivalents outstanding              3,580,869     3,543,777
                                                       ==========    ==========

   Net income                                          $1,546,219    $1,336,408
                                                       ==========    ==========

   Diluted earnings per share                          $      .43    $      .38
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

Forward-Looking Statements

Certain of the statements made herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "intend," or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2006 as filed in our annual report on Form 10-KSB.

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

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of June 30, 2007, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At June 30, 2007, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                             Actual
                                    -----------------------
                                                                   Minimum
                                                                 Regulatory
                                    Consolidated    Bank         Requirement
                                    ------------   --------     -------------

     Leverage capital ratios             9.39 %      9.26 %         4.00 %
     Risk-based capital ratios:
        Core capital                     9.85        9.62           4.00
        Total capital                   11.11       10.87           8.00

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

                                                     June 30, 2007
                                                 --------------------
                                                (Dollars in thousands)
                                                 --------------------

     Commitments to extend credit                $           51,891
     Letters of credit                                          746
                                                 --------------------
                                                 $           52,637
                                                 ====================

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                                         June 30,   December 31,
                                                           2007         2006
                                                        --------    ------------
                                                         (Dollars in Thousands)
                                                        ------------------------

Cash and due from banks                                 $  4,155        $  4,543
Interest-bearing deposits in banks                           838             748
Federal funds sold                                        10,601          12,593
Securities                                                17,850          20,695
Loans, net                                               273,603         249,082
Premises and equipment                                     7,100           7,296
Other assets                                               4,707           4,718
                                                        --------        --------
                                                        $318,854        $299,675
                                                        ========        ========

Deposits                                                $282,479        $262,504
Other borrowings                                           4,750           7,000
Other liabilities                                          2,077           2,089
Stockholders' equity                                      29,548          28,082
                                                        --------        --------
                                                        $318,854        $299,675
                                                        ========        ========

Our total assets grew by 6.4% for the six months ended June 30, 2007. Deposit growth of $20 million, cash flows from securities of $2.8 million, a $2 million reduction in federal funds sold and net income of $1,546,000 was used to fund $24 million in loans and reduce other borrowings by $2.2 million. Our ratio of gross loans to deposits and other borrowings was 96.7% at June 30, 2007 and 94% at December 31, 2006. Our total equity increased by $1,466,000 due to year-to-date net income of $1,546,000, stock based compensation of $106,000, a dividend to shareholders of $206,000 and net unrealized gains on securities of $20,000.

Results of Operations for the Three months and Six months Ended June 30, 2007 and 2006

Following is a summary of our operations for the periods indicated:

                                                            Three Months Ended
                                                                June 30,
                                                         ----------------------
                                                           2007          2006
                                                         --------      --------
                                                         (Dollars in Thousands)
                                                         ----------------------

Interest income                                          $  6,395      $  5,158
Interest expense                                            3,012         1,939
                                                         --------      --------

Net interest income                                         3,383         3,219
Provision for loan losses                                     308           505
Other income                                                  228           249
Other expense                                               2,044         1,990
                                                         --------      --------

Pretax income                                               1,259           973
Income taxes                                                  461           356
                                                         --------      --------

Net income                                               $    798      $    617
                                                         ========      ========


                                                             Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                           2007          2006
                                                        ---------      ---------
                                                         (Dollars in Thousands)
                                                        ------------------------
Interest income                                         $  12,515      $   9,870
Interest expense                                            5,846          3,676
                                                        ---------      ---------

Net interest income                                         6,669          6,194
Provision for loan losses                                     517            591
Other income                                                  471            492
Other expense                                               4,159          3,991
                                                        ---------      ---------

Pretax income                                               2,464          2,104
Income taxes                                                  918            767
                                                        ---------      ---------

Net income                                              $   1,546      $   1,337
                                                        =========      =========

Our net interest income increased by $164,000 and $475,000 for the three months and six months ended June 30, 2007, respectively, as compared to the same period in 2006. Our net interest margin was 4.51% during the six months ended June 30, 2007 as compared to 5.01% for the six months ended June 30, 2006 and 4.88% for the entire year of 2006. The decrease in net interest income is due primarily to the repricing of liabilities and increased rate competition in our local area markets. Yields earned on loans have increased to 8.95% in the first six months of 2007 as compared to 8.79% in the six months of 2006. Our cost of funds increased to 4.20% in the first six months of 2007 as compared to 3.17% in the first six months of 2006 and 3.50% for the entire year of 2006. The increase in cost of funds also reflects the impact of repricing of liabilities and increased competition for deposits.

The provision for loan losses was $517,000 for the six months ended June 30, 2007. The provision for the six months ended June 30, 2007 decreased $74,000 over the same period in 2006.

Nonaccrual loans of $722,000 at June 30, 2007 consist of $488,000 of commercial loans, $219,000 of one-four family residential loans, and $15,000 of consumer loans. Loans past due ninety days or more and still accruing interest of $1,493,000 at June 30, 2007 consisted of $1,462,000 of construction loans and $31,000 of consumer loans. These loans were identified through our loan evaluation process and have been properly considered in the determination of the allowance for loan losses. Management believes that the $4,251,000 in the allowance for loan losses at June 30, 2007, or 1.53% of total net outstanding loans, is adequate to absorb known risks in the portfolio. However, no assurance can be given that increased loan volume and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Information with respect to nonaccrual, past due, restructured, and potential problem loans at June 30, 2007 and 2006 is as follows:

                                                                         June 30,
                                                                  ----------------------
                                                                     2007        2006
                                                                  ----------------------
                                                                  (Dollars in Thousands)
                                                                  ----------------------
Nonaccrual loans                                                  $     722    $   2,217
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                           1,493            5
Restructured loans                                                      750            -
Potential problem loans                                                   -            -
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                          140           99
Interest income that was recorded on nonaccrual and                       -            -
   restructured loans

Nonaccrual loans at June 30, 2007 decreased by $1.5 million from the same period in 2006. This reduction was largely attributable to management's decision in 2006 to designate a $1.4 million commercial and financial loan as nonaccrual although the creditor had made all required payments in full and in a timely manner. This credit, which is participated among several banks, was to be restructured in late 2006 and would result in write-downs for all banks involved. The credit was restructured (see table above) and resulted in a write-down of $389,000 for the Company during 2006.

Loans contractually past due ninety days or more at June 30, 2007 increased by $1,488,000 from the same period in 2006. Of this balance, $1.2 million represents loans to one customer. Management feels that the Company is well collateralized on this loan and the customer who is an experienced builder is working towards a resolution. Management will continue to closely monitor this loan and take further action if warranted.

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

Information regarding certain loans and allowance for loan loss data through June 30, 2007 and 2006 is as follows:

                                                                           Six Months Ended
                                                                               June 30,
                                                                        ---------------------
                                                                          2007         2006
                                                                        --------     --------
                                                                        (Dollars in Thousands)
                                                                        ---------------------
Average amount of loans outstanding                                     $277,854     $212,553
                                                                        ========     ========

Balance of allowance for loan losses at beginning of period                3,734        4,111
                                                                        --------     --------

Loans charged off
   Commercial and financial                                                   --           20
   Real estate mortgage                                                       --           13
   Installment                                                                20           46
                                                                        --------     --------
                                                                              20           79
                                                                        --------     --------
Loans recovered
   Commercial and financial                                                   --           --
   Real estate mortgage                                                       --           --
   Installment                                                                20           11
                                                                        --------     --------
                                                                              20           11
                                                                        --------     --------

Net charge-offs                                                                0           68
                                                                        --------     --------

Additions to allowance charged to operating expense during the period        517          591
                                                                        --------     --------

Balance of allowance for loan losses at end of period                   $  4,251     $  4,634
                                                                        ========     ========

Ratio of net loans charged off during the period to
   average loans outstanding                                                 .00%         .03%
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

Other income decreased by $21,000 for the six months ended June 30, 2007, respectively, as compared to the same period in 2006. A decrease in service charge income of $24,000 for the six months ended June 30, 2007 as compared to same period 2006 is largely due to increased competition for deposits in our local areas.

Other expenses increased $168,000 for the six months ended June 30, 2007, as compared to the same period in 2006. Salaries and employee benefits increased by $218,000, occupancy and equipment expense decreased $59,000 and slight increases were seen in other operating expense. Salaries and employee benefits have increased due to increased expense associated with the stock option plans discussed in Note 2 to the financial statements and annual salary increases.

We have recorded income tax expense of $918,000 for the six months ended June 30, 2007. The rate of tax as a percentage of pretax income was 37.3% as compared to 36.4% for the same period in 2006.

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

ITEM 4.  Submission Of Matters To A Vote Of Security Holders

     (a) The annual meeting of the stockholders of the Company was held on May 8, 2007. There were 0 shares represented at the meeting in person and 2,164,894 represented by proxy, for a total of 2,164,894 shares, representing 62.3% of the total issued and outstanding shares of the Company. Based upon the Report of the Inspector, and pursuant to
          Section 2.5 of the Company's Bylaws, a quorum was deemed present at the meeting.

     (b) The following directors were elected to serve until the next annual meeting of the Company in the 2007 calendar year as follows:

          Director                        For             Against

          R. Millard Bowen                2,110,934       1,760
          Marcus C. Byrd, Jr.             2,110,934       1,760
          Glennon C. Grogan               2,111,264       1,430
          James H. Grogan                 2,111,264       1,430
          Andrew M. Head                  2,111,264       1,430
          J. Philip Hester, Sr.           2,111,264       1,430
          B. Todd Howard                  2,108,954       3,740
          David E. Johnson                2,111,264       1,430
          W. Alan McRae                   2,111,264       1,430
          Kim Mills                       2,111,264       1,430

          No shares abstained. The number of shares voting in favor of the nominees represented at least 99.9% of the total number of shares represented at the meeting and entitled to vote upon the proposal. Consequently, the nominees were approved by the shareholders of the Company.

     (c) In addition to the election of directors, the Company also considered approval of Mauldin & Jenkins, LLC as the Company's independent public accountants for the year ended December 31, 2007. Of the 2,164,894 represented at the meeting, 2,160,934 shares were voted in favor of the ratification of Mauldin & Jenkins, LLC as the independent public accountants for fiscal year 2007, 550 shares were voted against the ratification of Mauldin & Jenkins, LLC as the independent public accountants for fiscal year 2007; and 3,410 shares abstained. The number of shares voting in favor of the ratification of Mauldin & Jenkins, LLC as the independent public accountants for fiscal year 2007 represented 99.8% of the total number of shares represented at the meeting and entitled to vote upon the proposal. Mauldin & Jenkins, LLC was therefore ratified as the independent public accountants for fiscal year 2007.

     (d) Finally, the Company also sought the approval of the stockholders to increase the number of shares of the Company's stock that may be acquired under its 2000 Employee Stock Option Plan from 220,000 shares to 370,000 as previously adopted by the Board of Directors of the Company and to increase the number of shares of the Company's stock that may be acquired under its 2000 Non-Employee Stock Option Plan from 220,000 shares to 258,000 as previously adopted by the Board of Directors of the Company. Of the 2,164,894 represented at the meeting, 1,936,910 shares were voted in favor of increasing the number of shares of the Company's stock that may be acquired under the Company's 2000 Employee Stock Option Plan, 104,691 shares were voted against the increase of the number of shares of the Company's stock that may be acquired under the Company's 2000 Employee Stock Option Plan, and 123,293 shares abstained from voting. The number of shares voting in favor of increasing the number of shares of the Company's stock that may be acquired under the Company's 2000 Employee Stock Option Plan represented 89.5% of the total number of shares represented at the meeting and entitled to vote upon the proposal and therefore the proposal was approved. Of the 2,164,894 represented at the meeting, 1,945,886 shares were voted in favor of increasing the number of shares of the Company's stock that may be acquired under the Company's 2000 Non-Employee Stock Option Plan, 89,005 shares were voted against the increase of the number of shares of the Company's stock that may be acquired under the Company's 2000 Non-Employee Stock Option Plan, and 130,003 shares abstained from voting. The number of shares voting in favor of increasing the number of shares of the Company's stock that may be acquired under the Company's 2000 Non-Employee Stock Option Plan represented 89.9% of the total number of shares represented at the meeting and entitled to vote upon the proposal and therefore the proposal was approved.

ITEM 6.  Exhibits And Reports On Form 8-K

     (a)  Exhibits.

   Number      Description
   ------      -----------

    3(i)       Articles of Incorporation*

    3(ii)      Bylaws*

    31.1       Certification Of Chief Executive Officer

    31.2       Certification Of Chief Financial Officer

    32.1 Certifications of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2 Certifications of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K.

                None.



* Incorporated by reference to the Company's Annual Report on Form 10-KSB filed March 29, 2000.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHESTATEE BANCSHARES, INC.
                                          (Registrant)



DATE:    August 13, 2007        BY: /s/ J. Philip Hester, Sr.
         ----------------           --------------------------------------------
                                    J. Philip Hester, Sr., President and CEO
                                    (Principal Executive Officer)


DATE:    August 13, 2007        BY: /s/ Deborah F. McLeod
         ----------------           --------------------------------------------
                                    Deborah F. McLeod, CFO and Treasurer
                                    (Principal Financial and Accounting Officer)