Form 10QSB
period 2007-09-30
CHESTATEE BANCSHARES INC
filed 2007-11-14
CIK 1111196

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007
                                               ------------------

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                For the transition period from  _________  to   _________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 13, 2007: 3,468,281; no par value.

Transitional Small Business Disclosure Format    Yes [_]  No [X]

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page

PART I.     FINANCIAL INFORMATION

            ITEM 1.  Financial Statements

            Consolidated Balance Sheet - September 30, 2007                  3

            Consolidated Statement of Income Three months and
               Nine months Ended September 30, 2007 and 2006                 4

            Consolidated Statement of Comprehensive Income
               Three months and Nine months Ended
               September 30, 2007 and 2006                                   5

            Consolidated Statements of Cash Flows - Nine months
               Ended September 30, 2007 and 2006                             6

            Notes to Consolidated Financial Statements                       7

            ITEM 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations          10

            ITEM 3.  Controls and Procedures                                18


PART II.    OTHER INFORMATION

            ITEM 1.  Legal Proceedings                                      19

            ITEM 2.  Unregistered Sales of Equity Securities and
                     Use of Proceeds                                        19

            ITEM 3.  Defaults Upon Senior Securities                        19

            ITEM 4.  Submission of Matters to a Vote of Security Holders    19

            ITEM 5.  Other Information                                      19

            ITEM 6.  Exhibits and Reports on Form 8-K                       20

            Signatures                                                      21

            Certifications                                                  22

                   CHESTATEE BANCSHARES, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2007

                                     Assets
                                     ------

Cash and due from banks                                           $   4,542,109
Interest-bearing deposits in banks                                    1,747,960
Federal funds sold                                                   13,941,000
Securities available-for-sale, at fair value                         21,933,770
Restricted equity securities, at cost                                   753,100
Loans                                                               265,809,702
Less allowance for loan losses                                        4,526,395
                                                                  -------------
          Loans, net                                                261,283,307
                                                                  -------------

Premises and equipment, net                                           7,023,421
Other assets                                                          6,409,618
                                                                  -------------

          Total assets                                            $ 317,634,285
                                                                  =============


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Deposits
    Noninterest-bearing                                           $  23,614,068
    Interest-bearing                                                256,766,205
                                                                  -------------
          Total deposits                                            280,380,273

Other borrowings                                                      4,750,000
Other liabilities                                                     1,986,338
                                                                  -------------
          Total liabilities                                         287,116,611
                                                                  -------------

Commitments and contingencies

Stockholders' equity
    Common stock, no par value; 20,000,000 shares
      authorized; 3,468,281 shares issued and
      outstanding                                                    25,160,879
    Retained earnings                                                 5,445,232
    Accumulated other comprehensive loss                                (88,437)
                                                                  -------------
          Total stockholders' equity                                 30,517,674
                                                                  -------------

          Total liabilities and stockholders' equity              $ 317,634,285
                                                                  =============


                 See Notes to Consolidated Financial Statements



                        CONSOLIDATED STATEMENTS OF INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006


                                             Three months ended,              Nine months ended,
                                         September 30,  September 30,   September 30,   September 30,
                                         ------------   -------------   -------------   -------------
                                              2007          2006             2007          2006
                                         ------------   -------------   -------------   -------------
Interest income
   Loans                                 $  5,943,859   $   5,018,324   $  17,729,549   $  14,040,100
   Taxable Securities                         191,025         213,645         543,537         663,038
   Nontaxable Securities                       13,465          13,050          39,566          39,151
   Federal funds sold                         217,738         188,533         544,100         464,356
   Interest-bearing deposits in banks          16,050          57,714          40,816         154,238
                                         ------------   -------------   -------------   -------------
           Total interest income            6,382,137       5,491,266      18,897,568      15,360,883
                                         ------------   -------------   -------------   -------------

Interest expense
   Deposits                                 3,116,582       2,248,311       8,835,157       5,785,047
   Other borrowings                            55,880          60,984         183,253         200,138
                                         ------------   -------------   -------------   -------------
           Total interest expense           3,172,462       2,309,295       9,018,410       5,985,185
                                         ------------   -------------   -------------   -------------

           Net interest income              3,209,675       3,181,971       9,879,158       9,375,698
Provision for loan losses                     367,116         225,536         883,706         816,753
                                         ------------   -------------   -------------   -------------
           Net interest income after
             provision for loan losses      2,842,559       2,956,435       8,995,452       8,558,945
                                         ------------   -------------   -------------   -------------

Other income
      Service charges and fees                185,215         194,398         561,955         595,246
      Other operating income                   56,978          48,011         150,744         139,233
                                         ------------   -------------   -------------   -------------
             Total other income               242,193         242,409         712,699         734,479
                                         ------------   -------------   -------------   -------------

Other expenses
    Salaries and employee benefits          1,160,513       1,062,156       3,715,701       3,399,248
    Occupancy and equipment
       expenses                               178,020         221,065         621,815         723,928
    Other operating expenses                  664,029         652,873       1,823,773       1,803,798
                                         ------------   -------------   -------------   -------------
             Total other expenses           2,002,562       1,936,094       6,161,289       5,926,974
                                         ------------   -------------   -------------   -------------

             Net income before income
               taxes                        1,082,190       1,262,750       3,546,862       3,366,450

Income tax expense                            398,229         460,611       1,316,682       1,227,903
                                         ------------   -------------   -------------   -------------

              Net income                      683,961         802,139       2,230,180       2,138,547
                                         ============   =============   =============   =============

Basic earnings per share                 $       0.20   $        0.23   $        0.65   $        0.62
                                         ============   =============   =============   =============

Diluted earnings per share               $       0.19   $        0.22   $        0.62   $        0.60
                                         ============   =============   =============   =============

Cash dividends per share                 $       0.06   $        0.06   $        0.06   $        0.06
                                         ============   =============   =============   =============

                 See Notes to Consolidated Financial Statements

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006


                                              Three months ended        Nine months ended,
                                                 September 30              September 30
                                           ----------------------    -----------------------
                                               2007         2006        2007         2006
                                           ----------   ----------   ----------   ----------
Net income                                 $  683,961   $  802,139   $2,230,180   $2,138,547

Other comprehensive income:
        Unrealized holding gains on
          securities available-for-sale
          arising during the three and
          nine month period,  net of tax       94,064      133,052      114,165      102,098
                                           ----------   ----------   ----------   ----------

Other comprehensive income                     94,064      133,052      114,165      102,098
                                           ----------   ----------   ----------   ----------

Comprehensive income                       $  778,025   $  935,191   $2,344,345   $2,240,645
                                           ==========   ==========   ==========   ==========

                 See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                                                                          Nine months ended
                                                                             September 30,
                                                                      ----------------------------
                                                                          2007            2006
                                                                      ------------    ------------
OPERATING ACTIVITIES
    Net income                                                        $  2,230,180    $  2,138,547
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                       321,171         657,267
        Provision for loan losses                                          883,706         816,753
        Amortization and accretion of securities                           126,838         135,210
        Stock-based compensation expense                                   138,011          70,785
        Increase in interest receivable                                   (300,496)        (73,717)
        Increase in interest payable                                       108,824         228,468
        Net other operating activities                                    (287,388)        171,554
                                                                      ------------    ------------

              Net cash provided by operating activities                  3,220,846       4,144,867
                                                                      ------------    ------------

INVESTING ACTIVITIES
    Net increase in interest-bearing deposits in banks                    (999,543)     (1,056,933)
    Net increase in federal funds sold                                  (1,348,000)     (3,642,000)
    Proceeds from maturities and calls of securities
       available-for-sale                                                9,505,048       5,174,328
    Purchase of securities available for sale                          (11,512,156)             --
    Net decrease in restricted equity securities                            71,500         115,400
    Net increase in loans                                              (14,262,877)    (26,296,146)
    Proceeds from sales of premises and equipment                               --          10,218
    Purchase of premises and equipment                                     (48,517)       (474,608)
                                                                      ------------    ------------


              Net cash used in investing activities                    (18,594,545)    (26,169,741)
                                                                      ------------    ------------

FINANCING ACTIVITIES
    Net increase in deposits                                            17,875,990      29,168,710
    Payments on other borrowings                                        (2,250,000)     (7,750,000)
    Cash dividends paid on common stock                                   (413,554)       (206,777)
    Net proceeds from common stock issued                                  160,000          10,000
                                                                      ------------    ------------
              Net cash provided by financing activities                 15,372,436      21,221,933
                                                                      ------------    ------------

Net decrease in cash and due from banks                                     (1,263)       (802,941)

Cash and due from banks, beginning of period                             4,543,372       4,811,307
                                                                      ------------    ------------

Cash and due from banks, end of period                                $  4,542,109    $  4,008,366
                                                                      ============    ============

Supplemental Disclosure of Cash Flow Information:
  Principal balance of loans transferred to other real estate owned   $  1,178,097    $         --


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

        The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  STOCK COMPENSATION PLANS

         At September 30, 2007, the Company has two stock-based compensation plans which include certain employees and directors. The Company accounts for these plans under FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

         At September 30, 2007, there was approximately $158,979 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 2.5 years. Stock based compensation expense recognized in earnings totaled $138,011 and $70,785 as of September 30, 2007 and 2006, respectively.

NOTE 3.  EARNINGS PER SHARE

         Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three month and nine month periods ended September 30, 2007 and 2006.

                                                           Three Months Ended
                                                              September 30,
                                                        ------------------------
                                                            2007         2006
                                                        ----------    ----------
Basic Earnings Per Share:
   Weighted average common shares outstanding            3,458,058     3,447,381
                                                        ==========    ==========

   Net income                                           $  683,961    $  802,139
                                                        ==========    ==========

   Basic earnings per share                             $      .20    $      .23
                                                        ==========    ==========

Diluted Earnings Per Share:
   Weighted average common shares outstanding            3,458,058     3,447,381
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year             123,721       124,594
                                                        ----------    ----------
   Total weighted average common shares and
      common stock equivalents outstanding               3,581,779     3,571,975
                                                        ==========    ==========
   Net income                                           $  683,961    $  802,139
                                                        ==========    ==========
   Diluted earnings per share                           $      .19    $      .22
                                                        ==========    ==========



                                                           Nine months Ended
                                                               September 30,
                                                        ------------------------
                                                           2007          2006
                                                        ----------    ----------
Basic Earnings Per Share:
   Weighted average common shares outstanding            3,450,929     3,446,603
                                                        ==========    ==========

   Net income                                           $2,230,180    $2,138,547
                                                        ==========    ==========
   Basic earnings per share                             $      .65    $      .62
                                                        ==========    ==========

Diluted Earnings Per Share:
   Weighted average common shares outstanding            3,450,929     3,446,603
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year             150,099       106,867
                                                        ----------    ----------
   Total weighted average common shares and
      common stock equivalents outstanding               3,601,028     3,553,470
                                                        ==========    ==========
   Net income                                           $2,230,180    $2,138,547
                                                        ==========    ==========
   Diluted earnings per share                           $      .62    $      .60
                                                        ==========    ==========
                                       8

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2006 as filed in our annual report on Form 10-KSB. We continuously evaluate the impact, if any, adopted accounting policies will have on our financial reporting and disclosures.

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

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of September 30, 2007, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At September 30, 2007, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:


                                             Actual
                                    -----------------------
                                                                   Minimum
                                                                 Regulatory
                                    Consolidated    Bank         Requirement
                                    ------------   --------     -------------

     Leverage capital ratios             9.55 %      9.28 %         4.00 %
     Risk-based capital ratios:
        Core capital                    10.37       10.07           4.00
        Total capital                   11.62       11.32           8.00


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


                                                 September 30, 2007
                                                 --------------------
                                                (Dollars in thousands)
                                                 --------------------

     Commitments to extend credit                $           48,445
     Letters of credit                                        1,365
                                                 --------------------
                                                 $           49,810
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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                              September 30,      December 31,
                                                   2007             2006
                                           -----------------   ----------------
                                                  (Dollars in Thousands)
                                           ------------------------------------

Cash and due from banks                    $          4,542    $         4,543
Interest-bearing deposits in banks                    1,748                748
Federal funds sold                                   13,941             12,593
Securities                                           22,687             20,695
Loans, net                                          261,283            249,082
Premises and equipment                                7,023              7,296
Other assets                                          6,410              4,718
                                           -----------------   ----------------
                                           $        317,634    $       299,675
                                           =================   ================

Deposits                                   $        280,380    $       262,504
Other borrowings                                      4,750              7,000
Other liabilities                                     1,986              2,089
Stockholders' equity                                 30,518             28,082
                                           -----------------   ----------------
                                           $        317,634    $       299,675
                                           =================   ================

Our total assets grew by 6.0% for the nine months ended September 30, 2007. Deposit growth of $17.9 million and cash flows from securities of $9.5 million funded increases of $1.3 million in federal funds sold and $1 million in interest bearing deposits, $11.5 million of security purchases, $14 million in loans and reduced other borrowings by $2.2 million. Our ratio of gross loans to deposits and other borrowings was 93% at September 30, 2007 and 94% at December 31, 2006. Our total equity increased by $2.4 million due to year-to-date net income of $2.2 million, stock based compensation of $138,000, $160,000 in stock options exercised, net unrealized gains on securities of $114,000, offset by dividends to shareholders of $207,000.

On June 22, 2007, we declared a cash dividend of $0.06 per share, payable on July 5, 2007, to shareholders of record on June 22, 2007.

Results of Operations for the Three months and Nine months Ended
September 30, 2007 and 2006

Following is a summary of our operations for the periods indicated:

                                         Three months Ended
                                             September 30,
                                      ----------------------------
                                         2007              2006
                                      -------------   ------------
                                         (Dollars in Thousands)
                                      ----------------------------
Interest income                       $      6,382    $      5,491

Interest expense                             3,172           2,309
                                      -------------   -------------

Net interest income                          3,210           3,182

Provision for loan losses                      367             225

Other income                                   242             242

Other expense                                2,003           1,936
                                      -------------   -------------
Pretax income                                1,082           1,263

Income taxes                                   398             461
                                      -------------   -------------

Net income                            $        684    $        802
                                      =============   =============

                                           Nine months Ended
                                             September 30,
                                      ----------------------------
                                         2007              2006
                                      -------------   ------------
                                         (Dollars in Thousands)
                                      ----------------------------
Interest income                       $     18,897    $     15,361

Interest expense                             9,018           5,985
                                      -------------   -------------

Net interest income                          9,879           9,376

Provision for loan losses                      884             817

Other income                                   713             734

Other expense                                6,161           5,927
                                      -------------   -------------
Pretax income                                3,547           3,366

Income taxes                                 1,317           1,228
                                      -------------   -------------

Net income                            $      2,230    $      2,138
                                      =============   =============

Our net interest income increased by $28,000 and $503,000 for the three months and nine months ended September 30, 2007, respectively, as compared to the same period in 2006. Our net interest margin was 4.38% during the nine months ended September 30, 2007 as compared to 4.93% for the nine months ended September 30, 2006 and 4.88% for the entire year of 2006. The decrease in net interest margin is due primarily to the repricing of liabilities and increased rate competition in our local area markets. Yields earned on loans have increased slightly to 8.86% in the first nine months of 2007 as compared to 8.85% in the nine months of 2006. Our cost of funds increased to 4.25% in the first nine months of 2007 as compared to 3.76% in the first nine months of 2006 and 3.50% for the entire year of 2006. The increase in cost of funds also reflects the impact of repricing of liabilities and increased competition for deposits.

The provision for loan losses was $884,000 for the nine months ended September 30, 2007. The provision for the nine months ended September 30, 2007 increased $67,000 over the same period in 2006.

Nonaccrual loans of $1,014,000 at September 30, 2007 consist of $487,000 of commercial loans, $413,000 of one-four family residential loans, $100,000 of nonfarm nonresidential loans and $14,000 of consumer loans. Loans past due ninety days or more and still accruing interest of $341,000 at September 30, 2007 consisted of $302,000 of construction loans and $39,000 of consumer and other loans. These loans were identified through our loan evaluation process and have been properly considered in the determination of the allowance for loan losses. Management believes that the $4,526,000 in the allowance for loan losses at September 30, 2007, or 1.70% of total net outstanding loans, is adequate to absorb known risks in the portfolio. However, no assurance can be given that increased loan volume and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Information with respect to nonaccrual, past due, restructured, and potential problem loans at September 30, 2007 and 2006 is as follows:

                                                                       September 30,
                                                                  ----------------------
                                                                     2007         2006
                                                                  ----------------------
                                                                  (Dollars in Thousands)
                                                                  ----------------------
Nonaccrual loans                                                  $    1,014   $   2,068
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                              341         290
Restructured loans                                                       749          --
Potential problem loans                                                5,159          --
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                           159         108
Interest income that was recorded on nonaccrual and                       --          --
   restructured loans

Nonaccrual loans at September 30, 2007 decreased by $1.1 million from the same period in 2006. This reduction was largely attributable to management's decision in 2006 to designate a $1.4 million commercial and financial loan as nonaccrual although the creditor had made all required payments in full and in a timely manner. This credit, which is participated among several banks, was restructured in late 2006 and resulted in write-downs for all banks involved. The restructure (see table above) resulted in a write-down of $389,000 for the Company during 2006.

Loans contractually past due ninety days or more at September 30, 2007 increased by $51,000 from the same period in 2006.

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

At September 30, 2007 management believed that four loans totaling $5.2 million would meet the criteria to be categorized as potential problem loans. The loans are to builders or developers who have suffered from the economic downturn in the real estate market. Based on analysis of current market conditions, the Bank's reserves for these credits, and the current value of collateral securing the loans, management currently believes that the risk of material loss is not significant. A further deterioration in the economy could impact management's assessment of the level of risk involved in these credits. Management will continue to monitor and evaluate all factors and act appropriately. Of the $5.2 million, $4.3 million is to a single borrower to develop a residential subdivision, $450,000 consists of two loans to a builder for residential homes, and the remaining $395,000 is a loan to a developer for a residential subdivision.

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

Information regarding certain loans and allowance for loan loss data through September 30, 2007 and 2006 is as follows:

                                                           Nine months Ended
                                                             September 30,
                                                        ----------------------
                                                           2007         2006
                                                        ---------    ---------
                                                        (Dollars in Thousands)
                                                        ----------------------

Average amount of loans outstanding                     $ 271,692    $ 212,200
                                                        =========    =========

Balance of allowance for loan losses at
   beginning of period                                      3,734        4,111
                                                        ---------    ---------

Loans charged off
   Commercial and industrial                                   --        1,020
   Real estate mortgage                                       112           13
   Installment                                                 36          100
                                                        ---------    ---------
                                                              148        1,133
                                                        ---------    ---------
Loans recovered
   Commercial and industrial                                   35           --
   Real estate mortgage                                        --           --
   Installment                                                 21           14
                                                        ---------    ---------
                                                               56           14
                                                        ---------    ---------

Net charge-offs                                                92        1,119
                                                        ---------    ---------

Additions to allowance charged to operating expense
    during the period                                         884          817
                                                        ---------    ---------

Balance of allowance for loan losses at end of period   $   4,526    $   3,809
                                                        =========    =========

Ratio of net loans charged off during the period to
   average loans outstanding                                  .03%         .53%
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

Other income decreased by $21,000 for the nine months ended September 30, 2007, respectively, as compared to the same period in 2006. A decrease in service charge income of $33,000 for the nine months ended September 30, 2007 as compared to same period 2006 is largely due to increased competition for deposits in our local areas. Increases were seen in other areas of other income.

Other expenses increased $234,000 for the nine months ended September 30, 2007, as compared to the same period in 2006. Salaries and employee benefits increased by $316,000, occupancy and equipment expense decreased $102,000 and small increases were seen in other operating expense. Salaries and employee benefits have increased due to increased expense associated with the stock option plans discussed in Note 2 to the financial statements and annual salary increases.

We have recorded income tax expense of $1,317,000 for the nine months ended September 30, 2007. The rate of tax as a percentage of pretax income was 37.1% as compared to 36.5% for the same period in 2006.

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

There have been no significant changes in our internal controls or in other factors that could materially affect internal controls subsequent to the date of this evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

Management is not aware of any material pending legal proceedings to which the Company, the Bank, Chestatee Financial Services or Chestatee Residential Mortgage are a party or to which any of their property is subject, other than ordinary routine legal proceedings incidental to our business.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

ITEM 3.  Defaults Upon Senior Securities

         None

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


                                    CHESTATEE BANCSHARES, INC.
                                           (Registrant)


DATE:    November 13, 2007
         ------------------     BY: /s/ J. Philip Hester, Sr.
                                    ------------------------------------------
                                    J. Philip Hester, Sr., President and CEO
                                    (Principal Executive Officer)

DATE:    November 13, 2007
         ------------------     BY: /s/ Deborah F. McLeod
                                    ------------------------------------------
                                    Deborah F. McLeod, CFO and Treasurer
                                    (Principal Financial and Accounting Officer)